Form 10KSB
period 1999-12-31
BIG DADDYS AUTO SALES INC
filed 2000-04-06
CIK 1089982

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

|x| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _____________

                         Commission file number 0-26631

                          Big Daddy's Auto Sales, Inc.
                          ----------------------------
                 (Name of small business issuer in its charter)

                                     Florida
                                     -------
         (State or other jurisdiction of incorporation or organization)

                                   59-3567558
                                   ----------
                      (I.R.S. Employer Identification No.)

                 1008 Royal Aberdeen Way, Orlando, Florida 32828
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (407) 650-0333
                           ---------------------------
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
      Title of each class        Name of each exchange on which registered
     ----------------------------------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |x| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year. We had no revenues during our last fiscal year.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $25.00 (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS) N/A Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. |_| Yes |_| No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 30, 2000 there were 1,000,000 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). N/A

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |x|

                                     PART I

Item 1. Description of Business.

Business Development.

We were incorporated under the name Big Daddy's Auto Sales, Inc. on December 6, 1994. We initially intended to become involved in the business of automobile sales, however we did not engage in any such business. We were an inactive corporation from August 25, 1995, until we were reinstated with the State of Florida on October 2, 1998.

We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer.

We are a development stage company and have had no operations. Other than issuing shares to our shareholders, we have never commenced any operational activities. As such, we have no specific products, services, or business.

We can be defined as a "shell" company whose sole purpose at this time is to locate and consummate a merger or acquisition with an unidentified private entity (hereinafter referred to as the "business opportunity"). Our name should not be considered as an indication of the type of business opportunity that we intend to attract.

We are registering a class of our securities on this Form 10-SB registration statement on a voluntary basis. We have no obligation to file a Form 10-SB registration statement pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We believe that by filing this Form 10-SB and being obligated to file reports subject to Section 13 of the Exchange Act, we can attract a business opportunity candidate. We believe a business opportunity will involve a transaction with a corporation not requiring cash or assets, but which desires to establish both a public market for its common stock and the perceived advantages of status as an Exchange Act registered corporation. There is no assurance that our assumption is correct.

We believe that there are several advantages in being an Exchange Act registered company. Such advantages include the availability of public information about the Company and the ability to raise capital and compensate employees through stock option plans. Although non-reporting companies have the ability to raise capital and to compensate their employees through stock option plans, reporting companies may have an advantage in that investors as well as employees may be more willing to invest or accept compensation in a company for which there is public information readily available. Additionally, the recent change in the National Association of Securities Dealers listing requirements, which require all companies trading or seeking to trade on the Over-the-Counter Bulletin Board to be registered with the Securities and Exchange Commission pursuant to section 12 of the Exchange Act, afford a business opportunity candidate the opportunity to apply for listing on the Over-the-Counter Bulletin Board upon consummation of a reverse acquisition into our Company. The advantage to the reverse acquisition candidate of combining with an Exchange Act registered company is that the candidate will be able to avoid waiting for approval of a Form 10-SB prior to application for trading on the OTC Bulletin Board.

There are also disadvantages associated with being an Exchange Act registered company including the expenses and time involved with ongoing compliance and the loss of confidentiality of company information.

Competition.

We are and will continue to be a limited competitor in the business of seeking business opportunities with private companies. We are a limited competitor because there are a large number of established and well-financed entities, including venture capital firms, which are active in mergers and acquisitions of companies which may be desirable business opportunity candidates for us. Nearly all such entities have significantly greater experience and financial resources, technical expertise and managerial capabilities than we have. We will also compete with initial public offerings, which would afford a business opportunity candidate a way of becoming an Exchange Act registered company. As such, business opportunity candidates may select the option of conducting an initial public offering. We will also compete with numerous other shell corporations that are indistinguishable from us. Consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business opportunity.

We have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Government Regulation.

The proposed business activities described herein classify us as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their states. We do not intend to undertake any offering of our securities, either debt or equity, until such time as we have successfully implemented our business plan that we describe herein.

Relevant thereto, James Bailey, the principal shareholder of the Company, has expressed an intention not to sell his respective shares until we have successfully completed a business opportunity, and we are no longer classified as a "blank check" company.

Transferability of our shares of Common Stock is very limited because a significant number of states have enacted regulations or "blue sky" laws restricting or, in many instances, prohibiting the initial sale and subsequent resale of securities of "blank check" companies, such as us, within that state. In addition, many states, while not specifically prohibiting or restricting securities of "blank check" companies, would not register our securities for sale or resale in their states. Because of these regulations, we currently have no plan to register any of our securities with any state. To ensure that no state laws are violated through the resale of our securities, we will refuse to register the transfer of any of our securities to residents of any state which prohibits such resale if no exemption is available for such resale. We do not anticipate that a secondary trading market for our securities will develop in any state until after consummation of a business opportunity, if at all.

Although we will be subject to regulation under the Exchange Act, we believe we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities.

Federal and state tax consequences will likely be major considerations in any business opportunity that we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to the parties to the transaction, pursuant to various federal and state tax provisions. We intend to structure any business opportunity so as to minimize the federal and state tax consequences to both ourselves and the target entity; however, there can be no assurance that such business opportunity will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Sections 13 and 15(d) of the Exchange Act, require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by the owners of some business opportunities to prepare such statements may preclude our consummation of an otherwise desirable business opportunity. Business opportunity prospects that do not have or are unable to obtain the required audited financial statements may not be appropriate for consummation of a business opportunity with us as long as the reporting requirements of the Exchange Act are applicable.

Market Research.

We have not conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions contemplated by us. Moreover, we do not have, and do not plan to have, and do not plan to establish, a marketing organization. Even in the event a company is identified for a business opportunity contemplated by us, there is no assurance we will be successful in completing any such business opportunity.

Employees.

We currently have no full-time employees. There are no collective bargaining agreements or employment agreements with James Bailey, our sole Officer and Director. Mr. Bailey is involved in other full-time business activities. Mr. Bailey participates in the running of the Company on a part-time basis as needed without compensation. We do not plan to make any change in the number of employees of the Company in order to evaluate business opportunities. The need for additional employees and their availability will be addressed in connection with our decision of whether or not to pursue a business opportunity.

Item 2. Description of Property.

We currently have no material assets, and we do not own or lease any real or personal property. We currently operate without charge out of space donated by the Company's President, and sole Director, James Bailey, at 1008 Royal Aberdeen Way, Orlando, Florida 32828. We believe that this space is sufficient for us at this time. We have indicated a capital contribution of $50 per month of activity for the donation of such space on our financial statements.

We have are no preliminary agreements or understandings with respect to the office facility subsequent to the completion of a business opportunity. Upon closure of a business opportunity, we plan to relocate our office to that of the business opportunity candidate.

We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

We are not a party to any pending legal proceeding, and we are not aware of any contemplated legal proceeding by a governmental authority involving the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of securities holders, through solicitation of proxies or otherwise, during the fourth quarter of our last fiscal year.

                                     PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters.

There is no established public trading market for our securities. Our common stock cleared its request for an unpriced quotation on the National Quotation Bureau Pink Sheets on February 17, 1999. There has been no bid or ask for the securities, since they were initially quoted on the pink sheets. None of our common stock is subject to outstanding options or warrants to purchase shares of the Company.

There are 975,000 shares of our common stock held by James Bailey, an affiliate, and 25,000 shares of our common stock held by non-affiliates. All of these securities are restricted securities as defined under Rule 144 of the Securities Act and may only be sold under Rule 144 or otherwise under an effective registration statement or an exemption from registration, if available. Under Rule 144, directors, executive officers, and persons or entities they control or who control them may sell shares that have satisfied the one year holding period for the restricted securities in an amount limited to, in any three-month period, the greater of 1% of our outstanding shares of common stock or the average of the weekly trading volume in our common stock during the four calendar weeks preceding a sale. Consequently, the 975,000 shares held by James Bailey are restricted securities that may not be freely tradable and are subject to volume limitations.

All sales under Rule 144 must also be made without violating the manner-of-sale provisions, notice requirements, and the availability of public information about our Company. A sale of shares by security holders, whether under Rule 144 or otherwise, may have a depressing effect upon the price of our common stock in any market that might develop.

Blue Sky Considerations.

The laws of some states prohibit the resale of securities issued by blank check or shell corporations. We are considered a "blank check" or "shell" corporation for the purpose of state securities laws. Accordingly, it is possible that our current shareholders may be unable to resell their securities in other states. Additionally, because each state has a series of exempt securities predicated upon the particular facts of each transaction, it is not possible to determine if a proposed transaction by an existing shareholder would violate the securities laws of any particular state. In the event an existing shareholder or broker/dealer resells our securities in a state where such resale is prohibited, we believe that the seller thereof may be liable criminally or civilly under that particular state's laws. Our existing shareholders should exercise caution in the resale of their shares of common stock in light of the foregoing.

Penny Stock Considerations.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our shares will likely be subject to such penny stock rules, and our shareholders will, in all likelihood, find it difficult to sell their securities.

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed will be sustained. A shareholder, in all likelihood, therefore, will not be able to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. There are no plans, proposals, arrangements or understandings with any person in regard to the development of a trading market in any of our securities.

As of March 30, 2000, we had twenty-six (26) holders of record of our common stock. We currently have one class of common stock outstanding.

We have not paid any dividends since our incorporation. There are no restrictions that limit our ability to pay dividends, but we do not anticipate paying dividends in the near future.

During our last fiscal year, we did not sell any securities which were not registered under the Securities Act of 1933.

Item 6. Plan of Operation.

We have never had revenues from operations. We had no operating expenses from 1995 through 1997 due to our period of inactivity. Upon reinstatement in 1998, operating expenses resumed. The losses accumulated since inception were incurred for formation and reinstatement costs of the Company and operating expenses since formation. We do not expect costs of this nature, with the exception of the minimal operating expenses, to continue in the future, but there can be no assurance that similar expenses will not be incurred.

In the next twelve months, we plan to seek out business opportunity candidates. To date, we have not undertaken any efforts to locate business opportunity candidates. We believe that this plan of operations can be conducted through the efforts of current management and will not require any additional funds. We anticipate that business opportunities will be available to us through the contacts of James Bailey. We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, and other instruments will be done by James Bailey or under his direction. We plan to investigate, to the extent believed reasonable by us, such potential business opportunities. Due to our limited experience in business analysis, we may not discover or adequately evaluate adverse facts about a potential business opportunity.

Inasmuch as we will have no funds available to us in our search for business opportunities, we will not be able to expend significant funds on a complete and exhaustive investigation of potential business opportunities. We anticipate that we will incur nominal expenses in the implementation of our business plan described herein. Because we have no capital with which to pay these expenses, our present management, which consists only of James Bailey, has paid all charges to date with his personal funds as interest free loans to the Company. These loans are without repayment terms and are non-interest bearing demand promissory notes. However, the only opportunity we will have for repayment of these loans will be from consummation of a business opportunity. The repayment of any loans made to the Company will not impede, or be made conditional in any manner to, consummation of a business opportunity.

Our present management has no future obligation to provide future loans to us. The failure of our management to provide loans in the future could prevent our plan to seek out business opportunities.

We have no particular business opportunity in mind and have not entered into any negotiations regarding any business opportunity. None of our management, affiliates or any promoters have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of a business opportunity between us and such other company as of March 30, 2000. We will not restrict our search to any specific business, industry, or geographical location, and we may participate in a business opportunity of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business opportunity because we have no assets and limited financial resources.

To date, we have not developed any criteria for the selection of business opportunities, and we may not develop such criteria in the future. We will seek to expand through consummation of a business opportunity which is not currently identified and which entails risks that you will not have a basis to evaluate. We may seek to expand our operations by acquiring companies in businesses that we believe will complement or enhance our business. We cannot assure you that we will be able to ultimately effect any business opportunity, successfully integrate any business into our operations or otherwise successfully develop our operations. We have not established any minimum criteria for any business opportunity, and our management may have complete discretion in determining the terms of any business opportunity. Consequently, there is no basis for you to evaluate the specific merits or risks of any potential business opportunity that we may undertake.

In the future, we do not plan to develop criteria for the selection of potential business opportunities. As such, we anticipate that James Bailey, our President and sole Director will investigate, to the extent believed necessary by him, the business opportunity.

Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the perceived benefits of a fully reporting public company. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors.

Potentially, available business opportunities may arise in many different industries and at various stages of development, all of which make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We do not and will not have capital to provide the owners of business opportunities with any significant cash or other assets. However, we believe that we can offer owners of business opportunity candidates the chance to acquire a controlling ownership interest in a publicly-held, registered company without incurring the cost and time required to become a fully reporting company or to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-Ks, 10-Ks or 10-KSBs, agreements and related reports and documents. The Exchange Act specifically requires that any business opportunity candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings required to comply with the Exchange Act. Nevertheless, we have not conducted market research and are not aware of statistical data which would support the perceived benefits for the owners of a business opportunity.

We believe that there is a demand by non-public corporations for shell corporations that are publicly-held registered companies. We believe that demand for shells has increased dramatically since the Securities and Exchange Commission imposed burdensome requirements on "blank check" companies pursuant to Regulation 419 of the Securities Act of 1933 (the "Act"). We believe that the foregoing regulation has substantially decreased, the number of "blank check" offerings filed with the Commission and, as a result, has stimulated an increased demand for shell corporations. We have made the foregoing assumption, but there is no assurance that the same is accurate or correct and accordingly, no assurance can be made that we will be successful in locating a business opportunity.

Prior to making a decision regarding a business opportunity, we plan to request that we be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which they are based; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates during relevant periods; a description of present and required facilities; an analysis of risk and competitive conditions; and other information deemed relevant.

Upon the consummation of a business opportunity, we anticipate that our present management and shareholders will no longer be in control of the Company. In addition, our Director may, as part of the terms of the acquisition transaction, sell his stock in the Company or resign and be replaced by new directors without a vote of our shareholders. We do not plan to raise any capital at the present time, by private placement, public offerings, pursuant to Regulation S promulgated under the Act, as amended, or by any means whatsoever. Further, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a business opportunity.

We anticipate that any securities issued as a result of our consummation of a business opportunity will be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of our transaction, we may agree to register all or a part of such securities immediately after the business opportunity is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a business opportunity and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance. The completion of any business opportunity may result in a significant issuance of shares and substantial dilution to our present stockholders.

Item 7. Financial Statements.

                                    Big Daddy's Auto Sales, Inc.
                                         December 31, 1999

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Big Daddy's Auto Sales, Inc.

We have audited the balance sheets Big Daddy's Auto Sales, Inc. (a development stage company) as of December 31, 1999 and 1998 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years then ended and for the period from inception to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position Big Daddy's Auto Sales, Inc. as of December 31, 1999 and 1998 and the results of its operations and cash flows for the years then ended and for the period from inception to December 31, 1999, in conformity with generally accepted accounting principles.


                                      /s/ James E. Scheifley & Associates, P.C.
                                      Certified Public Accountants

Denver, Colorado
February 17, 2000

                          Big Daddy's Auto Sales, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                      ASSETS

                                                     December 31,  December 31,
Current assets:                                          1999          1998
                                                     ------------  ------------

      Total current assets                             $   --        $   --
                                                       --------      --------

Total assets                                           $   --        $   --
                                                       ========      ========

               STOCKHOLDERS' EQUITY

Current liabilities:

      Total current liabilities                        $   --        $   --
                                                       --------      --------

Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 1,000,000 shares
  issued and outstanding                                  1,000         1,000
 Additional paid in capital                               7,744         5,844
 (Deficit) accumulated during
  development stage                                      (8,744)       (6,844)
                                                       --------      --------
                                                           --            --
                                                       --------      --------
                                                       $   --        $   --
                                                       ========      ========

                 See accompanying notes to financial statements.

                          Big Daddy's Auto Sales, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                   Years Ended December 31, 1999 and 1998 and
      For the Period From Inception (December 6, 1994) to December 31, 1999

                                                Year          Year      Period From
                                               Ended         Ended      Inception To
                                            December 31,  December 31,  December 31,
                                                1999          1998          1999
                                            -----------   -----------   -----------

Operating expenses:
   Consulting services                      $      --     $      --     $     5,000
   Professional fees                              1,300          --           1,300
   Coroprate reinstatement fee                     --           1,244         1,244
   Administrative expenses                          600           600         1,200
                                            -----------   -----------   -----------
                                                  1,900         1,844         8,744
                                            -----------   -----------   -----------

(Loss from operations) and net (loss)       $    (1,900)  $    (1,844)  $    (8,744)
                                            ===========   ===========   ===========

Per share information:
 Basic and diluted (loss) per common share  $      --     $      --     $      --
                                            ===========   ===========   ===========

 Weighted average shares outstanding          1,000,000     1,000,000     1,000,000
                                            ===========   ===========   ===========

See accompanying notes to financial statements.

                          Big Daddy's Auto Sales, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
      For the Period From Inception (December 6, 1994) to December 31, 1999

                                                                           Deficit
                                           Common    Stock  Additional   Accumulated
                                          ---------  ------  Paid-in   During Develop-
            ACTIVITY                       Shares    Amount  Capital      ment Stage    Total
                                          ---------  ------  -------     ------------   -----
Shares issued for services
  on June 5, 1995 @ $.005 per share       1,000,000  $1,000   $4,000        $  --      $ 5,000

Net loss for the period ended
  December 31, 1995                            --      --       --           (5,000)    (5,000)
                                          ---------  ------   ------        -------    -------

Balance December 31, 1995 through 1997    1,000,000   1,000    4,000         (5,000)      --

Contribution of capital by
  major shareholder                                            1,844                     1,844

Net (loss) for the year
 ended December 31, 1998                       --      --       --           (1,844)    (1,844)
                                          ---------  ------   ------        -------    -------

Balance, December 31, 1998                1,000,000   1,000    5,844         (6,844)      --

Contribution of capital by
  major shareholder                                            1,900                     1,900

Net (loss) for the year
 ended December 31, 1999                       --      --       --           (1,900)    (1,900)
                                          ---------  ------   ------        -------    -------

Balance, December 31, 1999                1,000,000  $1,000   $7,744        $(8,744)   $  --
                                          =========  ======   ======        =======    =======

                 See accompanying notes to financial statements.

                          Big Daddy's Auto Sales, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                   Years Ended December 31, 1999 and 1998 and
      For the Period From Inception (December 6, 1994) to December 31, 1999

                                                    Year           Year        Period From
                                                   Ended          Ended       Inception To
                                                December 31,   December 31,   December 31,
                                                   1999           1998            1999
                                                ------------   ------------  -------------

Net income (loss)                                 $(1,900)       $(1,844)       $(8,744)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided as capital contribution        1,900          1,844          8,744
                                                  -------        -------        -------
  Total adjustments                                 1,900          1,844          8,744
                                                  -------        -------        -------
  Net cash provided by (used in)
   operating activities                              --             --             --

Increase (decrease) in cash                          --             --             --
Cash and cash equivalents,
 beginning of period                                 --             --             --
                                                  -------        -------        -------
Cash and cash equivalents,
 end of period                                    $  --          $  --          $  --
                                                  =======        =======        =======

                 See accompanying notes to financial statements.

                          Big Daddy's Auto Sales, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                   Years Ended December 31, 1999 and 1998 and
      For the Period From Inception (December 6, 1994) to December 31, 1999

                                           Year           Year       Period From
                                           Ended         Ended      Inception To
                                        December 31,  December 31,  December 31,
                                           1999          1998           1999
                                        ------------  ------------  ------------

Supplemental cash flow information:
   Cash paid for interest                 $  --          $  --         $  --
   Cash paid for income taxes             $  --          $  --         $  --

                 See accompanying notes to financial statements.

Big Daddy's Auto Sales, Inc.
Notes to Financial Statements
December 31, 1999

Note 1. Organization and Summary of Significant Accounting Policies.

The Company was incorporated in Florida on December 6, 1994. The Company is in its development stage and to date its activities have been limited to organization and capital formation.

      Loss per share:

Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the Company has no potentially dilutive securities outstanding.

      Cash:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      Estimates:

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates

The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

      Stock-based Compensation

The Company adopted Statement of Financial Accounting Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. The Company did not pay any stock based compensation during any period presented.

New Accounting Pronouncements

SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions that would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement and therefore the reported net loss is equivalent to comprehensive net loss.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred.

Effective in 1998, the Company adopted SOP 98-1, however the Company has not incurred costs to date which would require evaluation in accordance with the SOP.

Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

The adoption of SFAS 131 did not affect results of operations or financial position. To date, the Company has not operated in any business activity.

Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position.

The Company has not initiated benefit plans to date which would require disclosure under the statement.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the Company, however it believes that it has not to date engaged in significant transactions encompassed by the statement.

During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 - Reporting on the Costs of Start-Up Activities. The statement is effective for fiscal years beginning after December 15, 1998 and requires that the cost of start-up activities, including organization costs be expensed as incurred. The Company adopted the statement during 1999, however such adoption had no impact upon the financial statements.

Note 2. Stockholders' Equity.

On June 5, 1995 the Company issued 1,000,000 shares of its common stock to its founders in exchange for services valued at $5,000. During October 1998, the Company's principal shareholder paid expenses of the Company amounting to $1,244 to reinstate the Company in the State of Florida. Additionally, the shareholder provides office services to the Company which were valued at $600 for each of the years ended December 31, 1998 and 1999. No such costs were provided for in periods prior to the year ended December 31, 1998 as the Company was dormant. During the year ended December 31, 1999, the shareholder paid $1,300 of professional fees in behalf of the Company. The shareholder does not expect repayment of the expenses paid and the Company is not obligated to make such repayment, therefore, the Company has recorded the expenses as a contribution to its capital by the shareholder.

Note 3. Related Party Transactions.

The Company neither owns nor leases any real or personal property. Office services are provided without charge by an officer of the Company. The fair value of such costs have been estimated to be approximately $50 per month and have been reflected in the accompanying financial statements. The officers and directors of the Company are involved in other business activities and may become involved in other business activities in the future. Such business activities may conflict with the activities of the Company. The Company has not formulated a policy for the resolution of any such conflicts that may arise.

Note 4. Income Taxes

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company had no significant deferred tax items arise during the period presented.

The Company has not provided for income taxes during the period ended December 31, 1999 and 1998 as a result of an operating loss. The Company has a net operating loss carryforward at December 31, 1999 of approximately $8,700 which expires $5,000 in 2010, $1,800 in 2013 and $1900 in 2014. The Company has fully reserved the deferred tax asset (approximately $1,300) that would arise from the loss carryforward since it is more likely than not that the Company will not sustain a level of operations that will provide sufficient taxable income to utilize the loss to reduce taxes in future periods. The reserve increased by approximately $285 for the year ended December 31, 1999.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the last fiscal year and the subsequent interim period, we have had no disagreement, resignation or dismissal of the principal independent accountant for the Company. The accountant for the Company at this time is James Scheifley of James Scheifley & Associates.

                                    PART III

Item 9. Directors, Executive Officers, Promotors And Control Persons; Compliance With Section 16(A) Of The Act.

James Bailey, 37 years of age, is our sole Officer and Director. Mr. Bailey has served as our President/Secretary/Treasurer and Director since June 5, 1995 and his terms expire on January 15, 2000.

From June of 1985 to February 1991 and again from May of 1991 through June of 1997, Mr. Bailey worked as an investment banker. Since 1997, he has served as President of Capital Leasing, Inc., a company whose primary business is equipment leasing. Mr. Bailey graduated from St. Cloud State University in 1984 and holds no directorships in any reporting companies.

Mr. Bailey is affiliated with one other blank check company. Mr. Bailey has been an officer, director and majority shareholder in Auto Wholesale Specialists, Inc., a blank check company that has conducted no operations, since June of 1995. In addition, Mr. Bailey was an officer, director and majority shareholder in Bailey & Baron, Inc., a blank check company, from April 1989 to February 1999. Mr. Bailey is no longer affiliated with this company, and this company conducted no operations while Mr. Bailey was affiliated with the company. Further, Mr. Bailey was an officer, director and majority shareholder in J.B. Financial Services, Inc., a blank check company, from September 1996 to March 1999. Mr. Bailey is no longer affiliated with this company, and this company conducted no operations while Mr. Bailey was affiliated with the company.

We currently have no significant employees, and we do not anticipate hiring any in the future. There are no family relationships among directors, executive officers, or nominees for such positions. In the last five years, no director, executive officer, promoter or control person of the Company has been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons.

Section 16(a) Beneficial Ownership Reporting Compliance:

Name                Number of late reports             Type of Report
---------------------------------------------------------------------
James Bailey        2                                  Form 3, Form 5

Item 10. Executive Compensation.

Name           Position   Year  Salary  Bonus  Other  Stock  Options  L/TIP  All Other
--------------------------------------------------------------------------------------
James Bailey   President  1999   0        0      0     0       0       0        0

Item 11. Security Ownership of Certain Beneficial Owners and Management.

As of March 30, 2000 there were 1,000,000 shares of our common stock, $0.001 par value outstanding. The following tabulates holdings of our shares of common stock by each person who, as of March 30, 2000, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

Security Ownership of Beneficial Owners(1)(2):

Title of Class   Name & Address                Amount       Nature       Percent
--------------------------------------------------------------------------------
Common Stock     James Bailey                  975,000      Direct       97.5%
                 1008 Royal Aberdeen Way
                 Orlando, Florida 32828

Security Ownership of Management(2):

Title of Class     Name & Address              Amount       Nature       Percent
--------------------------------------------------------------------------------
Common Stock       James Bailey                975,000      Direct       97.5%
                   1008 Royal Aberdeen Way
                   Orlando, Florida 32828

(1) Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable unity property laws.

(2) This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Change of Control.

There are currently no arrangements that would result in a change of control of the Company. A business opportunity involving the issuance of our common shares will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in our Company. Any such business opportunity may require our management to sell or transfer all or a portion of our common shares held by him, or resign as a member of our Board of Directors. The resulting change in control of the Company could result in the removal of our present management and a corresponding reduction or elimination of their participation in the future affairs of the Company.

Item 12. Certain Relationships and Related Transactions.

Because we have no capital with which to pay expenses associated with our plan to consummate a business opportunity, James Bailey, our sole officer and director, has paid all charges to date with his personal funds as interest free loans to the Company. These loans are without repayment terms and are non-interest bearing demand promissory notes. Other than these loans, we have not and do not intend to enter into any transactions with our management or any nominees for such positions. We have not and do not intend to enter into any transactions with beneficial owners of the Company. We are not a subsidiary of any parent company. Since inception, we have not entered into any transactions with promoters.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.

Item 13. Exhibits and Reports on Form 8-K.

Exhibit
Number            Exhibit
--------------------------------------------------------------------------------
2.1               Articles of Incorporation (Incorporated by reference in the
                  Form 10-SB dated 07/08/99)
2.2               By-laws (Incorporated by reference in the Form 10-SB dated
                  07/08/99)
3.0               Share Certificate (Incorporated by reference in the Form 10-SB dated 07/08/99)

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    /s/  James Bailey
                                                    -----------------
                                                    By:    James Bailey
                                                    Title: President & Director
                                                    Date:  April 3, 2000