Form 10QSB
period 2000-03-31
SWEETS & EATS INC
filed 2000-05-11
CIK 1089982

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the Quarter ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period __________ to _____________

Commission file number          -         -

                               SWEETS & EATS, INC.
                    (formerly BIG DADDY'S AUTO SALES, INC.)
              (Exact name of Small Business Company in its charter)


            FLORIDA                                              -
--------------------------------                        -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)


        1008 Royal Aberdeen Way
            Orlando, Florida                                    32828
---------------------------------------                       --------
(Address of principal executive offices)                     (Zip Code)

               Registrant's Telephone number, including area code:
               --------------------------------------------------
                                 (407) 822-3664

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.

Yes     [x]              No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

               4,000,000 Shares of Common Stock ($.001 par value)
               --------------------------------------------------
                                (Title of Class)

Transitional Small Business Disclosure Format (check one):

Yes     [ ]              No  [x]

                               SWEETS & EATS, INC.
                    (formerly BIG DADDY'S AUTO SALES, INC.)




PART  I:         Financial Information

     ITEM  1  -  Financial statements

     ITEM  2  -  Management's' discussion and analysis of financial condition and results of operations

PART  II:        Other Information

                                     PART I

Item  1.  Financial  Statements:


                               Sweets & Eats, Inc.
                     (formerly Big Daddy's Auto Sales, Inc.)
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                               ASSETS
                               ------

                                                                       March 31,
Current assets:                                                          2000
                                                                         ----


      Total current assets                                              $    --
                                                                        -------

Total assets                                                            $    --
                                                                        =======

                        STOCKHOLDERS' EQUITY
                        --------------------
Current liabilities:
      Total current liabilities                                         $    --
                                                                        -------


Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 4,000,000 shares
  issued and outstanding                                                  4,000
 Additional paid in capital                                               5,894
 (Deficit) accumulated during
  development stage                                                      (9,894)
                                                                        -------
                                                                             --
                                                                        -------
                                                                        $    --
                                                                        =======




                 See accompanying notes to financial statements.

                               Sweets & Eats, Inc.
                     (formerly Big Daddy's Auto Sales, Inc.)
                          (A Development Stage Company)
                            Statements of Operations
                        Three Months Ended March 31, 2000
       For the Period From Inception (December 6, 1994) to March 31, 2000
                                   (Unaudited)

                                                                                                                       Period From
                                                                                    Three Months Ended                 Inception To
                                                                            March 31,              March 31,             March 31,
                                                                              2000                   1999                  2000
                                                                              ----                   ----                  ----
 Operating expenses:
   Consulting services                                                     $      --               $    --              $     5,000
   Professional fees                                                             1,000                  --                    2,300
   Coroprate reinstatement fee                                                    --                    --                    1,244
   Administrative expenses                                                         150                  --                    1,350
                                                                           -----------             ---------            -----------
                                                                                 1,150                  --                    9,894
                                                                           -----------             ---------            -----------

(Loss from operations) and net (loss)                                      $    (1,150)            $    --              $    (9,894)
                                                                           ===========             =========            ===========


Per share information:
 Basic and diluted (loss) per common share                                 $      --               $    --              $      --
                                                                           ===========             =========            ===========

 Weighted average shares outstanding                                         4,000,000             4,000,000              4,000,000
                                                                           ===========             =========            ===========



                See accompanying notes to financial statements.

                               Sweets & Eats, Inc.
                     (formerly Big Daddy's Auto Sales, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                        Three Months Ended March 31, 2000
       For the Period From Inception (December 6, 1994) to March 31, 2000
                                   (Unaudited)

                                                                                                                       Period From
                                                                                        Three Months Ended             Inception To
                                                                                     March 31,       March 31,           March 31,
                                                                                       2000            1999                 2000
                                                                                       ----            ----                 ----


Net income (loss)                                                                    $(1,150)            $  --              $(9,894)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided as capital contribution                                           1,150                --                9,894
                                                                                     -------              -----              -------
  Total adjustments                                                                    1,150                --                9,894
                                                                                     -------              -----              -------
  Net cash provided by (used in)
   operating activities                                                                 --                  --                 --

Increase (decrease) in cash                                                             --                  --                 --
Cash and cash equivalents,
 beginning of period                                                                    --                  --                 --
                                                                                     -------             -----              -------
Cash and cash equivalents,
 end of period                                                                       $  --               $  --              $  --
                                                                                     =======             =====              =======



                See accompanying notes to financial statements.

Notes to Financial Statements
Sweets & Eats, Inc.
(formerly Big Daddy's Auto Sales, Inc.)
Notes to Financial Statements


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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-SB filed for the year ended December 31, 1999.

Stockholders' equity

Basic (loss) per share was computed using the weighted average number of common shares outstanding.

During the period ended March 31, 2000 the Company recorded $150, as the fair value services provided by its president for management of the Company and for the provision of office space and related administrative services and $1,000 of professional fees were paid in behalf of the Company by a shareholder. These amounts have been accounted for as capital contributions to the Company.

On April 19, 2000, the Company effected a four share for one share forward stock split of its common stock. All share and per share information presented herein has been restated to reflect the stock split.

Item  2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations:

(a) Plan of Operation. Sweets & Eats, Inc. (formerly Big Daddy's Auto Sales, Inc.) (the "Company") was organized under the laws of the State of Florida to engage in any lawful business. The Company was formed for the purpose of creating a vehicle to obtain capital to take advantage of business opportunities that may have potential for profit. Management of the Company has unlimited discretion in determining the business activities in which the Company will become engaged. Such companies are commonly referred to as "blind pool/blank check" companies. There is and can be no assurance that the Company will be able to acquire an interest in any such opportunities that may exist or that any activity of the Company, even after any such acquisition, will be profitable.

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

(b) Liquidity and Capital Resources. At March 31, 2000, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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




Date:  May 11, 2000                          /s/  James H. Bailey
                                             ---------------------------
                                             James H. Bailey,  President