Form 10QSB
period 2000-06-30
SWEETS & EATS INC
filed 2000-08-11
CIK 1089982

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEE EXCHANGE ACT

         For the transition period ________ to ________

Commission file number          -         -

                             SWEETS & EATS, INC.
                    ( formerly BIG DADDY'S AUTO SALES, INC.)
            (Exact name of Small Business Company in its charter)


             FLORIDA                                              -
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)


                       1008 Royal Aberdeen Way
                           Orlando, Florida                      32828
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

             4,000,000 Shares of Common Stock ($.001 par value)
                                (Title of Class)

Transitional Small Business Disclosure Format (check one):

Yes                     No      x
      ---------              --------

                               SWEETS & EATS, INC.
                    ( formerly BIG DADDY'S AUTO SALES, INC.)




PART I:          Financial Information

     ITEM  1  -  Financial statements

     ITEM  2  -  Management's' discussion and analysis of
                 financial condition and results of operations

PART II:         Other Information

                                     PART I

Item  1.  Financial  Statements:

                               Sweets & Eats, Inc,
                     (formerly Big Daddy's Auto Sales, Inc.)
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                               ASSETS
                               ------

                                                   June 30,
Current assets:                                      2000
                                                   --------
      Total current assets                         $     --
                                                   --------

Total assets                                       $     --
                                                   ========

                        STOCKHOLDERS' EQUITY
                        --------------------
Current liabilities:
      Total current liabilities                    $     --
                                                   --------


Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 4,000,000 shares
  issued and outstanding                              4,000
 Additional paid in capital                           6,044
 (Deficit) accumulated during
  development stage                                 (10,044)
                                                   --------
                                                    (10,044)
                                                   --------
                                                   $     --
                                                   ========

                 See accompanying notes to financial statements.


                               Sweets & Eats, Inc,
                     (formerly Big Daddy's Auto Sales, Inc.)
                          (A Development Stage Company)
                            Statements of Operations
            Three Months and Six Months Ended June 30, 2000 and 1999
        For the Period From Inception (December 6, 1994) to June 30, 2000
                                   (Unaudited)

                                                                                                         Period From
                                                   Three Months Ended            Six Months Ended        Inception To
                                                 June 30,      June 30,       June 30,        June 30,      June 30,
                                                   2000          1999           2000           1999           2000
                                               ------------   -----------    -----------    -----------    ---------
 Operating expenses:
   Consulting services                         $         --   $        --    $        --    $        --    $   5,000
   Professional fees                                     --            --          1,000             --        2,300
   Coroprate reinstatement fee                           --            --             --             --        1,244
   Administrative expenses                              150           150            300            300        1,500
                                               ------------   -----------    -----------    -----------    ---------
                                                        150           150          1,300            300       10,044
                                               ------------   -----------    -----------    -----------    ---------

(Loss from operations) and net (loss)          $       (150)  $      (150)   $    (1,300)   $      (300)   $ (10,044)
                                               ============   ===========    ===========    ===========    =========


Per share information:
 Basic and diluted (loss) per common share     $         --   $        --    $        --    $        --    $      --
                                               ============   ===========    ===========    ===========    =========

 Weighted average shares outstanding              4,000,000     4,000,000      4,000,000      4,000,000    4,000,000
                                               ============   ===========    ===========    ===========    =========


                See accompanying notes to financial statements.



                               Sweets & Eats, Inc,
                     (formerly Big Daddy's Auto Sales, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                     Six Months Ended June 30, 2000 and 1999
        For the Period From Inception (December 6, 1994) to June 30, 2000

                                                                                       Period From
                                                                   Six Months Ended    Inception To
                                                                  June 30,   June 30,    June 30,
                                                                   2000        1999        2000
                                                                 --------    --------    --------
Net income (loss)                                                $   (300)   $   (300)   $(10,044)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided as capital contribution                          300         300      10,044
                                                                 --------    --------    --------
  Total adjustments                                                   300         300      10,044
                                                                 --------    --------    --------
  Net cash provided by (used in)
   operating activities                                                --          --          --

Increase (decrease) in cash                                            --          --          --
Cash and cash equivalents,
 beginning of period                                                   --          --          --
                                                                 --------    --------    --------
Cash and cash equivalents,
 end of period                                                   $     --    $     --    $     --
                                                                 ========    ========    ========

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

During the period ended June 30, 2000 the Company recorded $300, as the fair value services provided by its president for management of the Company and for the provision of office space and related administrative services and $1,000 of professional fees were paid in behalf of the Company by a shareholder. These amounts have been accounted for as capital contributions to the Company.

On April 19, 2000, the Company effected a four share for one share forward stock split of its common stock. All share and per share information presented herein has been restated to reflect the stock split.

Item  2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations:

         (a) Plan of Operation. Sweets & Eats, Inc. (formerly Big Daddy's Auto Sales, Inc.) (the "Company") was organized under the laws of the State of Florida to engage in any lawful business. The Company was formed for the purpose of creating a vehicle to obtain capital to take advantage of business opportunities that may have potential for profit. Concurrent with its name change, the Company changed its business plan and is now in the business of selling chocolates over the internet at its web site www.sweetsandeats.com. There is and can be no assurance that the Company will become profitable as a result of this business activity.

The Company has generated no revenues from its operations and has been a development stage company since inception. Since the Company has not generated revenues and has never been in a profitable position, it operates with minimal overhead.

         (b) Liquidity and Capital Resources. At June 30, 2000, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully the business opportunity that management has selected. The Company has not derived any revenue from its planned business activity and accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan.

The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.
------------------------------

     (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

     (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

     (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     (Not applicable)

Item 5. Other Information.
--------------------------

     (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
----------------------------------------

     (a) Exhibits

     No exhibits as set forth in Regulation SB, are considered necessary for this filing.

     (b) Reports on Form 8-K

     On April 27, 2000 the Company filed a report on Form 8-K in which it reported in Item 5 thereof the change of its name and its intended business activity. No additional reports on Form 8-K were filed during the quarter for which this report is filed.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.




Date:  July 20,  2000                       /s/  James H. Bailey
                                             ---------------------------
                                             James H. Bailey,  President