Form 10QSB
period 2000-09-30
SWEETS & EATS INC
filed 2000-10-18
CIK 1089982

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEE EXCHANGE ACT For the transition period to

                        Commission file number 000-26631

                               SWEETS & EATS, INC.
                     (formerly BIG DADDY'S AUTO SALES, INC.)
              (Exact name of Small Business Company in its charter)


         FLORIDA                                                59-3567558
---------------------------------                          -------------------
(State  or  other jurisdiction of                             (IRS Employer
incorporation  or  organization)                           Identification No.)


                             1008 Royal Aberdeen Way

                             Orlando, Florida 32828

               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


               Registrant's Telephone number, including area code:

               ---------------------------------------------------
                                 (407) 822-3664

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.

Yes    x            No
    -------           -------

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

                               SWEETS & EATS, INC.
                     (formerly BIG DADDY'S AUTO SALES, INC.)




PART I:       Financial Information

     ITEM 1 - Financial statements

     ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART II:      Other Information

                                     PART I

Item  1.  Financial  Statements:


                              Sweets & Eats, Inc.
                    (formerly Big Daddy's Auto Sales, Inc.)
                         (A Development State Company)
                                  Balance Sheet
                                   (Unaudited)

                                     ASSETS

                                                                   September 30,
                                                                       2000
                                                                     --------

Current assets:

      Total current assets                                           $      -
                                                                     --------

Total assets                                                         $      -
                                                                     =======-

                              STOCKHOLDERS' EQUITY

Current liabilities:

      Total current liabilities                                      $      -
                                                                     --------


Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 4,000,000 shares
  issued and outstanding                                                4,000
 Additional paid in capital                                             6,194
 (Deficit) accumulated during
  development stage                                                   (10,194)
                                                                     --------
                                                                     $      -
                                                                     --------
                                                                     $      -
                                                                     ========




                 See accompanying notes to financial statements.

                               Sweets & Eats, Inc,
                     (formerly Big Daddy's Auto Sales, Inc.)
                          (A Development Stage Company)
                            Statements of Operations
         Three Months and Nine Months Ended September 30, 2000 and 1999
     For the Period From Inception (December 6, 1994) to September 30, 2000
                                   (Unaudited)

                                                                                                         Period From
                                                Three Months Ended            Nine Months Ended          Inception To
                                            September 30,   September 30,  September 30,  September 30,  September 30,
                                                2000           1999           2000           1999           2000
                                             -----------    -----------    -----------    -----------    -----------
 Operating expenses:
   Consulting services                       $        --    $        --    $        --    $        --    $     5,000
   Professional fees                                  --             --          1,000             --          2,300
   Coroprate reinstatement fee                        --             --             --             --          1,244
   Administrative expenses                           150            150            450            450          1,650
                                             -----------    -----------    -----------    -----------    -----------
                                                     150            150          1,450            450         10,194
                                             -----------    -----------    -----------    -----------    -----------

(Loss from operations) and net (loss)        $      (150)   $      (150)   $    (1,450)   $      (450)   $   (10,194)
                                             ===========    ===========    ===========    ===========    ===========


Per share information:

 Basic and diluted (loss) per common share   $        --    $        --    $        --    $        --    $        --
                                             ===========    ===========    ===========    ===========    ===========

 Weighted average shares outstanding           4,000,000      4,000,000      4,000,000      4,000,000      4,000,000
                                             ===========    ===========    ===========    ===========    ===========






                 See accompanying notes to financial statements.

                               Sweets & Eats, Inc,
                     (formerly Big Daddy's Auto Sales, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999
     For the Period From Inception (December 6, 1994) to September 30, 2000
                                   (Unaudited)

                                                                                     Period From
                                                   Nine Months Ended                 Inception To
                                             September 30,       September 30,       September 30,
                                                 2000                1,999               2000
                                               --------            --------            --------
Net income (loss)                              $ (1,450)           $   (450)           $(10,194)
  Adjustments to reconcile net income to net
   cash provided by operating activities:

   Services provided as capital contribution      1,450                 450              10,194
                                               --------            --------            --------
  Total adjustments                               1,450                 450              10,194
                                               --------            --------            --------
  Net cash provided by (used in)

   operating activities                              --                  --                  --

Increase (decrease) in cash                          --                  --                  --
Cash and cash equivalents,
 beginning of period                                 --                  --                  --
                                               --------            --------            --------
Cash and cash equivalents,
 end of period                                 $     --            $     --            $     --
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

During the period ended September 30, 2000 the Company recorded $450, as the fair value services provided by its president for management of the Company and for the provision of office space and related administrative services and $1,000 of professional fees were paid in behalf of the Company by a shareholder. These amounts have been accounted for as capital contributions to the Company.

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

(b) Liquidity and Capital Resources. At September 30, 2000, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully the business opportunity that management has selected. The Company has not derived any revenue from its planned business activity and accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan.

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

Date:  October 20,  2000                       /s/  James H. Bailey
                                             ---------------------------
                                             James H. Bailey,  President