Form 10KSB
period 2000-12-31
SAFE TRANSPORTATION SYSTEMS INC
filed 2001-04-17
CIK 1089982

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-KSB

(Mark One)
[ X ] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 [ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ----------------- to --------------------

Commission file no.        0-26631

                        SAFE TRANSPORTATION SYSTEMS, INC.
      ---------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                               Sweets & Eats, Inc.
                       ----------------------------------
                                  (Former name)

         Florida                                        59-3567558
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

3871 Airport Way, Bellingham, Washington                  98226
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number is (360) 527-1112.

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for past 90 days. Yes [X] No [
]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The company did not generate any revenues in the fiscal year ending December 31, 2000.

The market value of the common stock of the issuer held by non-affiliates was approximately $4,800,000 on April 15, 2001, based on the average bid and asked price of the common stock as of that date as reported by the NASD OTC Electronic Bulletin Board.

As of April 1, 2001, the issuer had a total of 17,098,750 shares of Common Stock outstanding.

                  Transitional Small Business Disclosure Format
                           (Check One): Yes [ ] No [X]

                                Table of Contents

                                     Part I

                                                                          Page

Item 1.    Description of Business                                          3
Item 2.    Description of Property                                          6
Item 3.    Legal Proceedings                                                7
Item 4.    Submission of Matters to a Vote of Security Holders              7


                              Part II

Item 5.    Market for Common Equity and Related Stockholder Matters         8
Item 6.    Management's Discussion and Analysis or Plan of Operation       10
Item 7.    Financial Statements                                            13
Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                             13


                             Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;   14
Item 10.   Executive Compensation                                          15
Item 11.   Security Ownership of Certain Beneficial Owners and             17
           Management
Item 12.   Certain Relationships and Related Transactions                  18
Item 13.   Exhibits and Reports on Form 8-K                                19
Signatures                                                                 21


                                     Part I

Item 1.  Description of Business

Corporate History

The company was incorporated in the state of Florida on December 6, 1994 as Big Daddy's Auto Sales, Inc. On April 19, 2000 the company changed its name to Sweets & Eats, Inc. On December 18, 2000, the Company entered into a reverse merger with Safe Transportation Systems, Inc. (STS), a Wyoming corporation, whereby the Company issued to STS 12,000,000 shares of its restricted common stock in exchange for 100% of the issued and outstanding shares of STS.

Safe Transportation Systems, Inc. was incorporated under the laws of British Columbia, Canada on July 7, 19981. On October 17, 2000 STS domesticated to Wyoming by a unanimous consent of the shareholders.

Subsequent to the reverse merger, the Company changed its name from Sweats and Eats, Inc. to Safe Transportation Systems, Inc. and began trading its securities on the NASDAQ OTCBB under the symbol `SFTS' in January of 2001. The Company is authorized to issue up to 50,000,000 shares of common stock having a par value of $0.001 per share and 5,000,000 preferred shares.

General Business

From July of 1998 until October 2000 the Company developed and tested safety products for the trucking industry. In this respect, the stockholders of the Company contributed $1.8 million, which was used for research and development, and patenting of the Company's proprietary technology, the `STS Accident Control and Anti-Jackknife System', which prevents a tractor-trailer from losing control and jackknifing.

The Product

The Department of Transportation ("DOT") defines trailer swing as occurring when trailer wheels lose traction. The trailer rotates to a dangerous, out-of-control position, often without being noticed by the driver until it is too late. The DOT defines jackknifing as occurring when the rear wheels of the tractor loose traction. This instability results in the tractor rotating rapidly and violently slamming into the side of the trailer. Rollover occurs with the same motion and can be compounded by unstable and uneven road conditions.

The Company's Accident Control and Anti-Jackknife System is attached to the underside of the trailer. The system is turned on during normal driving; however, the System is always under driver control and can be activated or deactivated by the driver turning on or off the illuminated, dash-mounted switch in less than a second.

In the on position, the engaging bar limits the amount of rotation of the tractor relative to the trailer and prevents the trailer from swinging to such an extent where it would become out of control, therefore, allowing the driver to power and steer out of emergency situations.

The kinetic energy that could become an uncontrollable sideways swing is instead redirected forward onto the front drive axle of the tractor. Since the front wheels are part of the steering axle, the driver can turn into the skid optimizing overall vehicle stability. By steering in the opposite direction of the skid the attitude of the tire tread runs truer to the road surface, which improves driver control. Because there is additional force being applied to the steering tires, traction and maneuverability are enhanced. By improving the tire's friction and maintaining steering control the driver can reduce stopping distances and simultaneously optimize the attempt to avoid obstacles.

The System is always under driver control and the driver can easily disengage the System by pushing the off-switch and freeing the movement of the trailer.

-------------
1 A copy of the Certificate of Incorporation is attached hereto as Exhibit 2.2.

The Company believes the System will dramatically help reduce stopping distances in emergency braking situations and is planning on conducting further in-depth study of the control effect on stopping distances.

Independent Testing

The Company successfully completed its Canadian testing at the Pacific Traffic Education Center (PTEC), in Delta, British Columbia in October of 19992. PTEC is a joint venture of the Justice Institute of British Columbia and the Insurance Corporation of British Columbia. PTEC, which is BC's NAFTA representative to the Commercial Vehicle Safety Alliance, was established to reduce the number and severity of traffic accidents and promotes traffic safety thorough its affiliation with organizations such as the Institute of Police Technology and Management, University of North Florida.

The Company successfully completed its United States testing at the Transportation Research Center (TRC), East Liberty, Ohio in November of 19993. The TRC is the most widely recognized and respected independent transportation proving ground in the world.

The TRC testing was documented under full instrumentation including angles of articulation for both jackknife and trailer swing, incident entry acceleration, speed, lateral traction control, braking reaction time and emergency stopping distances.

The NHTSA assisted STS with research during the American testing and STS wishes to continue research into the impact of its new technology with regard to accident control, reduced stopping distance analysis and ABS, non-ABS tractor-trailer configurations.

According to conclusions drawn from independent evaluations, the Company's Accident Control System:

(i) Prevents jackknifing, trailer-swing and rollover of the tractor-trailer in all test permutations;
(ii) Does not interfere with normal highway operations such as passing maneuvers or obstacle avoidance; and
(iii) Enhances the driver's ability to maintain steering control by limiting articulation angle during the jackknifing, trailer-swing or out of control incident.

Product Reliability

The system that was tested by US and Canadian authorities was also forensically audited by Bacon Donaldson Engineering of Richmond, British Columbia to report on how the Accident Control System stood up to rigorous testing and sharp impacts. The tested system withstood over 100 hard impacts, some at speeds of up to 60 MPH, and deviated 5/100 of an inch from its original specifications4.

-----------------
2 See Exhibit 12.1 hereto.
3 See Exhibit 12.2.
4 See Exhibit 12.3.

The Industry

According to the Commercial Carrier Journal Census of the Professional Truck Fleet Market, there are over 5 million trailers currently in use on the roads in the United States and Canada. In 1998, according to the US Department of Commerce, over 300,000 new trailers were sold and delivered in the US. Twenty-six trailer manufacturers command 88% of the US domestic market.

According to a 2000 composite of the American Trucking Association's database there were approximately 45,000 member trucking fleets throughout the fifty United States. Of those fleets, nearly 42% were located in nine states:
California; Texas; Pennsylvania; Illinois; Ohio; New York; Michigan; North Carolina and Wisconsin.

Trucking is vital to the US economy. On January 25, 2000, in a letter to President Clinton regarding diesel fuel prices, Walter B. McCormick, Jr., President and CEO of the American Trucking Association, stated: "Trucks move most of America's freight and are the transportation backbone of the American economy...the trucking industry accounts for 81% of the country's freight revenue."

According to the U.S. Bureau of Labor Statistics (1997) highway crash, jackknifing is the number one occupational cause of death. Statistically for every truck driver fatally injured in a truck accident a corresponding five motorists are also killed. In 1997, 857 truck drivers were killed and 5,355 motorists died as a result of those accidents. According to the same statistics, truck driving is 8.5 times more risky occupation than being an airline pilot or taxicab driver; 5.5 times more deadly than being a law enforcement officer; and 4 times more deadly than being a construction laborer.

A large truck accident occurs on average every 71 seconds in North America. The NHTSA published a technical report titled Large-Truck Accident Causation, DOT HS-806-300. According to the DOT report, "...data for single-vehicle accidents indicate that run-off-road, jackknife and rollover accidents account for 23.2% of all reported truck incidents..."

In 1999 the NHTSA reported that large trucks caused:

(i)      5,362 fatalities
(ii)     142,000 injuries
(iii)    453,000 accidents
(iv)     $24 Billion in insurance claims (DOT-1997)

Sales & Marketing

The Company intends to expand its business and generate sales through a three pronged strategy: (i) marketing directly to and through Original Equipment Trailer Manufactures (OEM's), the National Trailer Dealers, fleet operators, petroleum and chemical distributors and both private and public entities; (ii) lobbying the various regulatory agencies such as the U.S. Department of Transportation, the National Transportation Safety Board and the Environmental Protection Agency; and, (iii) conducting a public relations campaign to industry organizations and unions such as the American Trucking Association, the Truck Trailer Manufacturers Association, the National Tank Truck Carriers Association, the National Association of Chemical Distributors and the International Brotherhood of Teamsters as well as other industries that are effected by trucking safety such as insurance underwriters, trial lawyer associations, etc.

The Company will significantly increase its staff over the next several quarters. Sales and marketing, as well as technical and administrative support staff will be increased to accommodate the OEM and Trailer Dealer distribution network within the continental US and Canada.

Marketing to trailer manufacturers and fleet operators will be developed through strategic alliances with Original Equipment Manufacturers (OEMs) and the National Trailer Dealers Association (NTDA). The Company's intention is to become a  preferred  supplier  of  technologies.  Each major  trailer OEM has an aftermarket parts distribution program selling to the dealers in their distribution network. The products may be warehoused by the OEM or be directly shipped from the manufacturer to the dealers and billed through the OEM. The Company will also sell directly to independent dealers.

The Company will sell its System to fleets through independent tractor-trailer repair facilities, parts distribution outlets and member dealers of the National Trailer Dealers Association. Each dealership is an independently owned business, representing one or more of the major trailer OEMs. There are over 450 NTDA members representing various trailer manufacturers, covering every State and Province.

The Company will also establish a separate aftermarket network through independent tractor-trailer repair facilities and distributors. This will enable the Company to more than triple the number of installation facilities and enhance its exposure to the small fleets and independent tractor-trailer owner-operators.

The Company has identified major U.S. and Canadian commercial and private fleets that include bulk commodity carriers, flatbed carriers, refrigerated carriers, tank carriers, general freight carriers and special carriers.

The Company will also focus on state and federal government fleets, particularly the Department of Energy and the Military, by pursuing an aggressive government marketing strategy.

The Company will lobby both the executive and legislative branches of state and federal government to increase awareness of the Company's System and to garner support for mandating its technology.

The Company has engaged in dialogues with officials in California. The Company has been requested to prepare a report, and is working with a transportation lobby group recommended by state officials. California is the largest vehicle market in the world and has the second highest death rate from large truck accidents in America.

The Company believes that labor organizations, occupational and safety groups and the insurance industry will be motivated to work with the Company to ensure that tractor-trailers are equipped with the System. The Company recognizes the interest of these groups in creating positive changes to reduce accidents and the resulting claims. For example, the use of safety belts is now mandatory throughout the United States and Canada. Insurance claims can be denied if the driver and/or the passengers are not buckled up, because they would be contributing to their own injuries and breaking the law. Seatbelts, ABS brakes, conspicuous reflective tape and rear under-ride guards are just some of the safety technologies previously mandated to help drivers of tractor-trailers maintain control and reduce the severity of accidents.

The Company, which is a member of the American Trucking Association's Safety & Loss Prevention Council, will work with the Council as well as the National Association of Chemical Distributors, affected unions and the Occupational Safety Health Administration to integrate its system throughout all sectors of the trucking industry. We will participate in professional seminars to influence groups that may affect financial settlements resulting from large truck accidents such as the State and Provincial Trial Lawyers Associations and insurance actuarial groups.

The Company believes that its technology has vehicle dynamic characteristics that have legal and regulatory implications for trucking companies. According to some legal authorities the Company's crash mitigation technology could create negligence and personal liability exposure for directors of trucking companies. In the late 1980s, The Georgia Trial Lawyer Association was conducting courses on suing trucking companies for negligence. They suggested a case for punitive damages was prosecutable if a tractor-trailer had an accident that could have been mitigated or avoided with an anti-jackknife device. The litigation tactic was only possible as long as anti-jackknife devices were available.

Competition

Currently, there is no known competitor that markets an Accident Control and Anti-Jackknife System. However, in the late 1980s a company conducted extensive testing of a rudimentary anti-jackknife device and lobbied various levels of government, the transportation sector and the insurance industry. The company published material stating it had conducted numerous tests and the subsequent evaluations resulted in the State of New Mexico drafting legislation to mandate the use of anti-jackknife devices. It further stated the State of Texas contemplated insurance premium reductions for resident fleets employing anti-jackknife devices on their trailers, and both State Departments of Transportation used the device on their fleets. Apparently, the States did not follow through with their respective initiatives because the company could not maintain itself as a financially viable entity and ceased operations shortly thereafter.

Governmental Regulation

The Company complies with all existing laws and regulations. The Company has made, and will continue to make, expenditures to comply with such laws and regulations.

Employees

The Company will significantly increase its staff over the next several quarters. Sales and marketing as well as technical and administrative support staff will be increased to accommodate the OEM and Trailer Dealer distribution network within the continental U.S. and Canada.

None of the Company's employees are represented by unions. There has been no disruption of operations due to labor disputes. Management considers its relations with its employees to be good.


Item 2.  Description of Property

Office Space Lease

The Company maintains executive offices and a production/distribution facility at 3871 Airport Way, Bellingham, WA, 98226; a sales office at No. 400, 409 Granville St., Vancouver, BC V6C 1T2; and an administrative office at 2700 N. Military Trail, Suite 220, Boca Raton, Florida 33431. The Bellingham facility is approximately 30,000 square feet of which 3,000 is office space and 27,000 manufacturing and warehouse space.

Real and other Tangible Property

The company has office equipment valued at $22,884, and furniture and fixtures at $8,121.

Intellectual Property

In June of 1999, the Company's Intellectual Property lawyers filed a U.S. provisional patent application for the Company's first Accident Control and Anti-Jackknife System. The Company filed an additional US provisional patent application for another Accident Control and Anti-Jackknife System in July of 1999.

Item 3.  Legal Proceedings

The Company is currently not a party to any litigation.


Item 4.  Submission of Matters to a Vote of Security Holders

In December 2000, prior to the merger, both Sweats and Eats, Inc. (the Company, and surviving corporation in the merger) and Safe Transportation Systems, Inc. solicited the consent of their shareholders to the merger and subsequent change of name and appointment of Board of Directors. Required consent was duly given by the shareholders of both corporations.

On April 19, 2000 the shareholders of the Company voted to amend the articles of incorporation of the Company to change its name from Big Daddy's Auto Sales, Inc. to Sweats and Eats, Inc. See the Articles of Amendment to Articles of Incorporation attached hereto as Exhibit 2.6.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Trading Market

Our stock is traded on the OTCBB under the symbol "SFTS." Trading began in the first quarter of 2001, and the stock traded at the following prices:

Calendar Period            Bid Price:                High              Low

First Quarter                                       $4.58             $1.08

Holders

As of April 1, 2001, there were approximately 204 record holders of our voting common stock.

Dividends

We have not paid cash dividends on our common stock. We expect to invest our future earnings, if any, in the further expansion and growth of our business for the foreseeable future.

Recent Sales of Unregistered Securities During 2000

There were no sales of unregistered securities in the year 2000.


Item 6.   Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report. The discussion of these results should not be construed to imply any conclusion that any condition or circumstance discussed herein will necessarily continue in the future. When used in this report, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Risks and uncertainties could cause actual results to differ materially from those that are modified by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

Plan of Operation

Following is an outline of the Company's plan of operation for the year 2001:

The Company is in transition from a research and development based company to a product manufacturer, and as such, has had no revenues or income. Our R & D activities have included the refinement of the Accident Control & Anti-Jackknifing System that has resulted in the filing of two provisional patent applications during 1999.

The Company is poised to aggressively implement its sales and marketing plan on all levels and will intensify its efforts as the plant becomes operational. The preliminary response by the market place has been positive and the Company believes its continued success is dependent upon the ability to fulfill potential orders in a timely manner.

The Company has performed sales and marketing activities of which the most recent include the following: development and production of sales materials; discussions with CalTrans and the California Highway Patrol regarding their participation in testing of the device; a follow up campaign to eight (8) tank trailer manufacturers and seven hundred and fifty (750) trucking companies; and, participation in numerous industry sponsored conferences such as the American Trucking Association Safety & Loss Prevention Council National Conference, the American Trucking Association Management Council Convention, the Truck Trailer Manufacturers Association Convention, the National Truck Carriers Association Annual Conference, the Commercial Vehicle Safety Alliance Annual Conference, the National Association of Chemical Distributors Annual Conference, the California Trucking Association Annual Safety Conference and the Oregon Trucking Association Annual Safety Conference.

In addition to general and administrative and marketing expenses, the Company's most significant operating costs are anticipated to be capital requirements for the manufacture of its System which includes plant operation, materials, and machinery.

The Company has entered into a lease for a 30,000 square foot manufacturing facility in Bellingham, Washington. The terms of the lease are $14,000 per month with an option to purchase the facility. The Company anticipates the facility to be fully operational during the third quarter of 2001. Simultaneously to that, the Company has subcontracted manufacturing to an experienced sub-contractor who can produce up to 1,000 units a month.

The Company intends to secure financing from the Port of Bellingham, Washington in the form of a $5 million Industrial Revenue Bond. The Company will use $3.8 million of the proceeds to acquire the equipment necessary for production. The balance will be utilized for purchase of the manufacturing facility (in the first quarter of year 2002).

Management anticipates the transaction will be executed in the second quarter of 2001. The proceeds from the IRB will be amortized over 20-years with interest at 4.5% per annum. In addition to the interest cost of the bond the Company has projected 3% additional cost on the unpaid balance of the bond for bond administration. This includes fees, bank charges and a letter of credit that will be necessary.

Management expects that once the Washington facility is complete that there will be ample production to meet demand during the three years covered in its financial projections.

On January 10, 2001 the Company commenced an offering of securities which it believes is exempt from registration as per Rule 506 of Regulation D. The Company is seeking to raise up to $7,700,000 (before payment of selling commissions and associated expenses) by selling up to 2,500,000 shares of its Common Stock in four tranches as follows: 1,100,000 shares at the price of $2 per share in the First Tranche; 500,000 shares at the price of $3 per share in the Second Tranche; 500,000 shares at the price of $4 per share in the Third Tranche; and, 400,000 shares at the price of $5 per share in the final and Fourth Tranche.

Results of Operations

Prior to the reverse merger transaction, Sweets & Eats, Inc., the Company, had no assets, liabilities or operations. For accounting purposes, the transaction was treated as a recapitalization and accounted for as a reverse acquisition.
Therefore, the financial statements of the company reflect the assets, liabilities and operations of Safe Transporation Systems, Inc. (STS).

Through December 31, 2000 STS was a development stage entity having no revenue or operations from its inception. Its efforts have been principally devoted to development of its products, organizational activities, and raising capital. The accompanying financial statements have been prepared on a going concern basis,which contemplates the realization of assets and the satisfaction of liabilities in the nornal course of business. The company incurred net loses of $2,257,061 and $5,063,284 for the years ended December 31, 2000 and 1999 respectively. As of December 31, 2000 the company had negative working capital of $183,641 and stockholder's deficit of $144,256.

Liquidity and Capital Resources

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by funding obtained through the Rule 506 Regulation D Offering, commencing sales, and generating sufficient revenues to become profitable. During the interim, the company will continue to operate on cash flows generated from loans, raising capital and internally generated cash flow. Additionally, the Company intends to secure financing from the Port of Bellingham, Washington in the form of a $5 million Industrial Revenue Bond. The Company will use $3.8 million of the proceeds to acquire the equipment necessary for production. The balance will be utilized for purchase of the manufacturing facility (first quarter of year two).

Factors that may Affect Implementation of Plan of Operation and Company Performance

This Report contains forward-looking statements that may be affected by risks and uncertainties including many that are outside our control. The Company's actual operating results could differ materially as a result of certain factors, including those set forth below and elsewhere in this Report.

General Risks Inherent in Transition from a R&D Company to a Manufacturing and Distribution Company: The Company is in transition from a research and development oriented company to a manufacturing and sales company, and is subject to all of the new risks that are inherent in a small company seeking to introduce, manufacture, market and distribute new products to retail, wholesale, and government customers. The likelihood of the Company's success must be considered in view of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the introduction, manufacture, marketing and distributions of new products.

No  assurances  of  Achieving   Profitability   during  the  2001  Fiscal  Year:
Furthermore, there can be no assurance that the Company's business strategy will enable it to achieve profitable operations in the future. Accordingly, an investment in the Company is a high-risk speculative investment suitable only for persons having no need for liquidity in their investment and who have adequate financial resources to withstand a total loss of their investment.

General Industry Risks: The inherent industry risks to the Company include but are not limited to the following: (i) the necessity of government approval of the product on federal and state regulatory levels; (ii) difficulty in gaining acceptance of the product from the trucking industry and the numerous trade associations and organizations throughout the industry; (iii) difficulty in obtaining market penetration due to the novelty of the technology and an absence of a performance history of the product and the Company; and, (iv) difficulty in adapting the Company's product to the original equipment manufacturer's equipment.

Technological Change: The trailer manufacturing industry is dominated by 30 companies that have over 90% market share. The Company's future success will depend, in part, on the Company's ability to develop and enhance the Company's existing products. The Company must respond to technological advance and evolving industry standards and practices on a timely and cost-effective basis. The development and enhancement of products entails significant technical and financial risks. The Company may be required to adapt products to evolving industry standards, and/or develop, introduce and market product enhancements or new products. In addition, the Company may experience difficulties that could delay or prevent the successful development, production, introduction or marketing of these products, and the Company's new product enhancements. If the Company encounters these problems, its business, financial condition and operating results may be adversely affected.

Need for Additional Capital: The Company's capital requirements have been and will continue to be significant due to, amongst other things, research and development costs incurred in the filing of two provisional patent applications, and the manufacture, distribution and marketing costs of the Company's products. There can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company's business, financial condition and results of operations.

Management Growth: The Company anticipates significant growth in it first two years of operations, and this growth will require the Company to make significant additions in personnel and significantly increase its working capital requirements. Such growth will result in new and increased responsibilities for management personnel and has placed and continues to place a significant strain upon the Company's management, operating and financial systems and other resources. There can be no assurance that the strain placed upon the Company's management, operating and financial systems and other resources will not have a material adverse effect on the Company's business, financial condition and results of operations, nor can there be any assurance that the Company will be able to attract or retain sufficient personnel to continue planned expansion of its operations. Also crucial to the Company's success in managing its growth will be its ability to achieve economies of scale. There can be no assurance that the Company will be able to achieve such economies of scale and the failure to do so could have a material adverse effect on the Company's financial condition and results of operations.

To manage the expansion of its operations, the Company must continuously evaluate the adequacy of its management structure and its existing systems and procedures, including, without limitation, it quality control, financial and internal controls systems. There can be no assurance that management will adequately anticipate all of the changing demands that growth could impose on the Company's systems, procedures, and structure. In addition, the Company will be required to react to changes in its industry, and there can be no assurance that it will be able to do so successfully or at all. Any failure to adequately anticipate and respond to such changing demand may have a material adverse effect on the Company's business, financial condition and results of operations.

Indebtedness: The Company does not have any long-term debt at this time. However, the Company intends to secure additional financing from the Port of Bellingham, Washington in the form of a $5 million Industrial Revenue Bond as described above in `Plan of Operation'.

Regulatory Matters: The Company complies with all existing laws and regulations. The Company has made, and will continue to make, expenditures to comply with such laws and regulations.

Dependence on Key Personnel: The Company's business requires the employment of highly skilled personnel. The recruitment and retention of experienced personnel that are technologically and manufacturing proficient is particularly important to the Company's performance and success. The success of the Company's business will be dependent to a large extent upon the services, abilities and continued participation of the executive officers and principal employees and consultants of the Company for management of the Company and implementation of its business strategy. The loss of the services of James Long or Ian Pallett could have a material adverse effect on the Company's business operations, financial conditions, and results of operations. However, the Company does have "key person" life insurance for its officers. If its operations expand, the Company will also be dependent upon its ability to attract and retain additional qualified employees and consultants. There can be no assurance that the demands placed on the Company personnel by growth of the Company's business and the need for close monitoring of its operations and financial performance through appropriate and reliable administrative and accounting procedures and controls will be met, or that the Company will otherwise manage its growth successfully; the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. There is significant competition for qualified personnel, and there can be no assurance that the Company will be successful in recruiting, retaining or training the management personnel it requires.

Significant Fluctuations in Quarterly Operating Results: The Company's revenues and operating results may fluctuate from quarter to quarter, and from year to year, due to a combination of factors, including fluctuations in the number of units sold, fluctuations in manufacturing costs, unforeseen production problems such as with machinery reliability, and fluctuations in advertising and marketing costs. Accordingly, any increase in any of these costs could negatively impact the Company's revenues. In addition, there can be no assurance that the revenues generated from product sales will be maintained.

Uncertainty of Protection of Proprietary Information: The Company relies on trade secrets and proprietary know-how in order to prevent others from developing substantially similar products. In June of 1999, the Company's Intellectual Property lawyers filed a U.S. provisional patent application for the Company's first Accident Control and Anti-Jackknife System. The Company filed an additional U.S. provisional patent application for another Accident Control and Anti-Jackknife System in July of 1999. These actions, however, may not afford complete protection and there can be no assurance that others will not independently develop similar trade secrets or obtain access to the Company's trade secrets. The company will aggressively protect its trade secrets and proprietary know-how but in the event that competitors independently develop or to otherwise obtain access to the Company's trade secrets, the Company's business, financial condition and results of operations may be affected.

Competition: Currently, there is no known competition that markets an Accident Control and Anti-Jackknife System. However, in the late 1980s a company conducted extensive testing of a rudimentary anti-jackknife device and lobbied various levels of government, the transportation sector and the insurance industry. The company published material stating it had conducted numerous tests and the subsequent evaluations resulted in the State of New Mexico drafting legislation to mandate the use of anti-jackknife devices. It further stated the State of Texas contemplated insurance premium reductions for resident fleets employing anti-jackknife devices on their trailers and both State Departments of Transportation used the device on their fleets. Apparently, the states did not follow through with their respective initiatives because the company could not maintain itself as a financially viable entity, and ceased operating. Nonetheless, the Company cannot preclude the possibility that a competitive technology could be introduced to the market place.


Item 7.  Financial Statements

The Company's financial statements and associated notes are included in this report.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There  were  no  changes  in  or  disagreements   with  our  independent  public
accountants on accounting and financial disclosure in 2000.

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

The executive officers and key management employees of the Company are described below:

Name                           Age       Position
----                           ---       --------
James B. Long                  41        President & Chief Executive Officer

Ian Pallett                    51        Executive Vice President

Patrick Riebalkin              35        Vice President of New Product
                                         Development

James B. Long
(41 years old, President and Chief Executive Officer and Founder of the Company, Director)

James B. Long has a substantial business management, marketing, sales, and entrepreneurial career, which began in 1980 with IBM, and progressed through a series of increasingly senior positions in the business equipment and telecommunications industry.

From 1987 - 1994 Mr. Long introduced many competitive telecommunication services to the Canadian market. He co-founded Starcom International Optics Corporation which linked Vancouver B.C. to Seattle, Washington with the first fiber optic link which seamlessly joined Canada to the United States. As a member of the Board of Directors his company set telecommunication legislative precedence with the Federal Communications Commission (FCC), the Washington Utilities Commission, the Canadian Radio and Telecommunications Commission (CRTC). As Vice President of Sales and Marketing, he developed and implemented the strategy that built a team, which filled the telecommunications void between Canada and the United States on the west coast.

From 1994 - 1997 Mr. Long co-developed an aerodynamic device for the tractor-trailer industry. As Director, and in the capacity of Vice President of Sales and Marketing he proved the value of the technology to industry as recognized by the Innovation Center of Waterloo, Ontario, where the invention won first prize as the Most Environmentally Useful Innovation Award of 1996. Mr. Long developed this innovative strategy for new tractor-trailer product introduction while working with Gorlan Fairing Inc. in Vancouver in association with KPMG's Transportation Services Group.

Mr. Long's broad experience in marketing to the trucking industry helped him recognize the need for a tractor-trailer anti-jackknife safety device. He conceived the concept of a life saving accident control and anti-jackknife system. Through STS, he assembled a diverse team of professionals from various disciplines varying from truck and trailer designers, engineers, manufacturing specialists and vehicle systems technicians.

Mr. Long brings his highly strategic approach to the task of corporate development, international marketing and strategic alliances. Mr. Long is a co-inventor of STS's new technologies.

Mr. Long earned a Diploma of Technology in Marketing Management from the British Columbia Institute of Technology. He also successfully completed the Telecommunications Management Program of Vancouver Community College and numerous other industry specific programs.

Ian Pallett
(51 years old, Director)

Mr. Pallett is the Executive Vice President of the Company and co-inventor of its technologies. Prior to joining STS in the spring of 1998, Mr. Pallett served as President of Penn Lease Corporation. Mr. Pallett brings over twenty (20) years of experience as a highly creative executive specializing in innovative financial services to the transport industry; particularly involving investment services such as finance structuring, lease facilitation and currency hedging strategies for trans-border carriers, involving millions of dollars in transactions monthly in Canada and the United States. He has worked extensively with foreign and U.S. banks, syndicates, institutional funds and brokerages.

Mr. Pallet worked as a securities broker with Merrill Lynch Canada from 1984 to 1989, where his reputation and clientele flourished in the petroleum supply sector. Mr. Pallett acted as a financial advisor on currency hedging strategies for oil sector transportation companies hauling cross-border freight, with particular emphasis on U.S. -Canadian currency hedging strategies.

Mr. Pallett's administrative, financial, leasing and lending expertise gives STS the ability to offer clients diverse and unique finance options for employing the Company's technology.

Mr. Pallett attended Vancouver City College, Langara, where he studied Honors Mathematics and Physics.

Patrick Riebalkin
(35 years old, Vice President of New Product Development)

Mr. Riebalkin has over twelve (12) years of experience in metal and plastics fabrication, transportation related research and development, and plant design and construction. Mr. Riebalkin is the co-inventor of the STS Systems.

In 1997 Mr. Riebalkin joined Gorlan Trailer Fairing Inc. as Senior Production Manager responsible for Product Design Engineering and Research and Development of aerodynamic freight trailer fairings. Prior to that he was Technical Services Supervisor and Quality Assurance Manager with Whitewater Specialties Ltd., where his responsibilities included production, and research and development of components supplied to Western Star Trucks. Mr. Riebalkin was also a key member of the layout and design team of Whitewater's new 60,000 square feet manufacturing plant in Kelowna, British Columbia.

Mr. Riebalkin graduated from the School of Mechanical Engineering at the British Columbia Institute of Technology in 1994 with a diploma in Plastics Technology, and was awarded a Senior Project Excellence Award in Design and Development for an Aerodynamic Freight Trailer Fairing.

Outside Directors of the Board

Alan P. Brooks
(52 years old, Director)

Mr. Brooks is Managing Director of Cone, Rose, Thatcher, Ltd., an investment and merchant bank specializing in mergers and acquisitions, leveraged buy-outs, structured financing, capital advisory services and marketing to a wide variety of companies and government organizations throughout the world. Prior to this, Mr. Brooks served as CEO and Chairman of Interfund Resources, Ltd. Mr. Brooks brings over thirty (30) years of experience as an executive specializing in financial services whose dealings in the investment, financial services and aviation industries have involved several billion dollars in transactions in more than twelve (12) nations in North America, Europe and the Far East. Mr. Brooks is also a Director and Advisor to Bromark Capital Management, Ltd., MCAP Investment Group, Ltd. and a Partner in Allied Capital Partners, Ltd.
Previously, he was President of Commercial Leasing Corporation where he was instrumental in developing financial products and services, and syndicating ITCs and tax benefits. His career began in product management at the Clairol Division of Bristol Myers, Inc. Later, he became Director of Marketing for the Revlon-Realistic Division of Revlon, Inc., and then served as Vice President of Marketing & Sales at Studio One Products, Inc. where he was responsible for the restructuring and return to profitability of the company. Mr. Brooks graduated with a B.A. Degree in Marketing and Finance from the University of Florida.

Lawrence J. Brady
(61 years old, Director)

Mr. Brady is Chairman and CEO of American Technologies Group, Inc. (ATG), an advanced technology company providing solutions to environmental problems worldwide. Mr. Brady was a founder and director of Capitoline International Group, Ltd., Senior Vice President of Hill and Knowlton Public Affairs Worldwide, and Director of International Business Development of Sanders Associates, a Lockheed subsidiary. Mr. Brady served as Assistant Secretary of Commerce for Trade Administration in the Reagan Administration, responsible for administering federal government export and import trade regulation functions. These included high technology export control and enforcement programs and the anti-boycott and foreign trade zone programs. Mr. Brady also supervised the administration of U.S. laws designed to prevent unfair sales of foreign products in the U.S. Mr. Brady served in senior staff roles in the Nixon and Ford administrations. He has represented the U.S. in trade negotiations and conferences in Europe, Japan, and the People's Republic of China, and has been a frequent witness on international trade matters before Congress. Mr. Brady holds a degree in politics and economics for Catholic University of America and has completed pre-dissertation requirements for a doctorate in international affairs and international economics.

G. Roy Long, Jr.
(77 years old, Director)

Mr. Long, as senior partner, has managed the prominent law firm of Long, Miller for over fifty (50) years: the firm specializes in estates, trusts and family law. Mr. Long is a well-known philanthropist in the city of Vancouver, having served as chairman, director, secretary and an officer in numerous charities such as the Young Men's Christian Association, the Canadian Victorian Order of Nurses, the Kiwanis Club of Vancouver and other charitable religious organizations. Mr. Long is a member of the Chancellor's Circle, a select group of outstanding contributors and alumni of the University of British Columbia. Mr. Long is the father of the Company's President and CEO, James B. Long.

Charles R. McCarthy, Jr.
(60 years old, Chairman of the Board)

Mr. McCarthy is presently affiliated with the law firm of O'Connor & Hannan in its Washington, DC office as Counsel to the Firm. He brings over twenty-five
(25) years of intensive experience in diverse corporate and securities practice. He served for many years as the General Counsel to the National Association of Corporate Directors and is a recognized authority on the subjects of U.S. and international corporate governance issues. Mr. McCarthy has qualified as an expert witness on corporate and securities law matters in both federal and state courts around the country and currently serves on a number of corporate boards.

He was Director of the National Blue Ribbon Commission on the proposed proxy reforms and their impact on Executive Compensation in the United States. Early in his career Mr. McCarthy served as trial attorney with the Securities and Exchange Commission, in the Division of Enforcement, where he prosecuted a number of significant cases on behalf of the SEC. He is a member of the District of Columbia Bar and the DC Bar Association. He is admitted to practice law in the various courts of the District of Columbia, as well as the Supreme Court of the United States. Mr. McCarthy graduated from LeMoyne College with a B.S. in Political Science and earned a Doctor of Law Degree from Georgetown University.

Larry Pressler
(58 years old, Director)

Former  United  States  Senator  Larry  Pressler  was a Member of  Congress  for
twenty-two (22) years. During that time, Senator Pressler authored the Telecommunications Act of 1996; was Chairman of the Senate Commerce, Science and Transportation Committee; and authored various aviation, pipeline, transportation, satellite, foreign policy, business and trade legislation. During his tenure in the Senate, Senator Pressler served on the following committees: Commerce, Foreign Relations, Finance, Banking, Environment and Public Works, Small Business, and Special Committee on Aging. Senator Pressler is currently a partner in the Washington, D.C. law firm of O'Connor & Hannan, and is chairman of the law firm's Telecommunications and Business Group. Senator Pressler specializes in regulatory law, commercial law, and lobbying activities. Senator Pressler has extensive experience in helping businesses that have problems with the federal government. Senator Pressler is a former Rhodes Scholar at Oxford, U.K., a Graduate of Harvard Law School, and a Vietnam War veteran.


Item 10. Executive Compensation

The Company has executed employment agreements with Mr. Long and Mr. Pallett. The terms of both contracts are as follows: five years; annual gross salary commencing at $120,000; re-evaluation on an annual basis with an increase in salary and benefits based upon performance; and, participation in an incentive stock option plan (to be approved by the shareholders).

The Company has set up a Compensation Committee of the Board of Directors comprised of two outside directors and one management director to administer all compensation issues.

The Company does not compensate members of the Board of Directors for their services in such capacity. Upon acceptance of election to the Board of Directors each outside Director received a grant of 100,000 Shares of common stock.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2000, the beneficial ownership of the Company's outstanding shares of Common Stock.

Name                                Number of Shares          Percentage

James B. Long                         7,622,000                 44.6%

Ian Pallett                           3,091,720                 18.1%

All Directors and
Officers as a Group                  11,375,120                 66.5%


Item 12. Certain Relationships and Related Transactions

1. G. Roy Long, a director of the company, is the father of James B. Long, the CEO and President.

2. On August 12, 2000, the Company resolved to implement an unqualified option plan pursuant to which it would issue unqualified options with an exercise price of $0.50 per share as follows:

     o 500,000 options to Cone, Rose, Thatcher, Ltd. in accordance with a Financial and Services Advisory Agreement;
     o 1,000,000 options to James B. Long in exchange for the relinquishment of all development and proprietary rights and/or royalties, licensing fees, etc. to the anti-jack-knifing system;
     o 1,000,000 options to Ian Pallet in exchange for the relinquishment of all development and proprietary rights and/or royalties, licensing fees, etc. to the anti-jack-knifing system;
     o 25,000 options each to Colin V. Hall, Norman L. Williams, and Patrick Riebalkin in exchange for the relinquishment of all development and proprietary rights and/or royalties, licensing fees, etc. to the anti-jack-knifing system; and
     o 30,000 options to Richard P/ Craig in exchange for the relinquishment of all development and proprietary rights and/or royalties, licensing fees, etc. to the anti-jack-knifing system.

3. The Company also resolved to issue 50,000 shares of Common Stock, and 50,000 unqualified options to Mark B. Goldstein.

4. On August 12, 2000, the Company entered into a Financial and Advisory Services Agreement with Cone, Rose, and Thatcher, Ltd. ("CRT"). Under the Agreement CRT shall receive 500,000 shares of the Company's Common Stock, an option to purchase an additional 500,000 shares of Common Stock at the price of $.50 per share, and an advisory cash fee equal to 6% of all funding in excess of $7,700,000 facilitated by CRT in exchange for a wide array of financial and advisory services. For detailed terms of this agreement see Exhibit 6.1.


Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits The Company files the following exhibits with this report or incorporates by reference to exhibits filed previously with the Securities and Exchange Commission by the Company.

Exhibit No.                Description

2.1 Articles of Merger between Safe Transportation Systems, Inc. and Sweets and Eats, Inc., dated December 28, 2000
2.2 Certificate of Incorporation of Safe Transportation Systems, Inc. (British Columbia, Canada, filed on July 7, 1998)
2.3 Certificates of Continuance and Good Standing of Safe Transportation Systems, Inc. (Wyoming, October 17 and 19, 2000)
2.4 Articles of Incorporation (Big Daddy's Auto Sales, Inc., dated December 6, 1994)*
2.5 Amendment to Articles of Incorporation (Big Daddy's Auto Sales, Inc., dated October 2, 1998)
2.6 Amendment to Articles of Incorporation (Change of name to Sweets and Eats, Inc., dated April 25, 2000)
2.7 Amendment to Articles of Incorporation (Change of name to Safe Transportation Systems, Inc., dated March 15, 2001)
2.8      Bylaws**
6.1 Financial and Advisory Services Agreement between Safe Transportation Systems, Inc. and Cone, Rose, Thatcher, Ltd., dated August 12, 2000.
6.2      Lease Agreement
8.1 Merger Agreement between Safe Transportation Systems, Inc. and Sweets and Eats, Inc., dated December 18, 2000
8.2 Agreement for the Exchange of Common Stock, between Safe Transportation Systems, Inc. and Sweets and Eats, Inc., dated December 18, 2000
12.1     Pacific Traffic Education Centre test report
12.2     Transportation Research Center Inc. test report
12.3     Bacon Donaldson test report

Incorporation By Reference:

* Filed as Exhibit to the Company's registration statement on Form 10-SB, Commission 000-26631 and incorporated by this reference.
** Filed as Exhibit to the Company's registration statement on Form 10-SB, Commission 000-26631 and incorporated by this reference.

(b) Reports on Form 8-K

We filed a Current Report on Form 8-K on November 11, 2000__ Commission File No. 000-26631.

                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of April 2001.

Safe Transportation Systems, Inc.


By: /s/ James B. Long
---------------------
        James B. Long, CEO (Principal Executive Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated this 15th day of April 2001


By: /s/ James B. Long
---------------------
        James B. Long, President, CEO and Director


By: /s/ Ian Pallett
-------------------
        Ian Pallett, Executive Vice President and Director


By: /s/ Alan P. Brooks
----------------------
        Alan P. Brooks, Director


By: /s/ Lawrence J. Brady
-------------------------
        Lawrence J. Brady, Director


By: /s/ G. Roy Long
-------------------
        G. Roy Long, Director


By: /s/ Charles R. McCarthy
---------------------------
        Charles R. McCarthy, Jr., Chairman of the Board


By: /s/ Larry Pressler
----------------------
        Larry Pressler, Director


By: /s/ Mark Goldstein
----------------------
        Mark Goldstein, Secretary