Form 10KSB/A
period 2000-12-31
SAFE TRANSPORTATION SYSTEMS INC
filed 2001-04-19
CIK 1089982

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

                       SAFE TRANSPORTATION SYSTEMS, INC.,
                          FORMERLY SWEETS & EATS, INC.
                          (a development stage company)
                              FINANCIAL STATEMENTS



                                TABLE OF CONTENTS

                                                                           Page


Report of Independent Certified Public Accountants                           F1

Auditor's Report                                                             F2

Balance Sheet                                                                F3

Statements of Operations                                                     F4

Statement of Stockholders' Deficit                                           F5

Statements of Cash Flows                                                     F6

Notes to the Financial Statements                                            F8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors
Safe Transportation Systems, Inc.,
Formerly Sweets & Eats, Inc.



We have audited the accompanying balance sheet of Safe Transportation Systems, Inc., (a development stage company), as of December 31, 2000, and the related statements of operations and stockholders' deficit and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Transportation Systems, Inc., (a development stage company) as of December 31, 2000, and the results of its operation and its cash flow for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       SWEENEY, GATES & CO.


Fort Lauderdale, Florida
April 16, 2001

                                       F1

                                AUDITOR'S REPORT




To the Shareholders of
Safe Transportation Systems, Inc.,


I have audited the accompanying statements of operations and stockholders' deficit and cash flows for the year ended December 31, 1999, and for the period July 7, 1998 (inception) to December 31, 1998 of Safe Transportation Systems, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In my opinion, these financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the years ended December 31, 1999, and for the period July 7, 1998 (inception) to December 31, 1998, in accordance with generally accepted accounting principles. As required by the British Columbia Company Act, I report that, in my opinion, these principles have been applied on a consistent basis.



                                   CHRIS THURGOOD


Vancouver, BC Canada
December 29, 2000

                                       F2

                        SAFE TRANSPORTATION SYSTEMS INC.
                          (a development stage company)
                                  BALANCE SHEET
                                DECEMBER 31, 2000


ASSETS


Current assets:
   Cash and cash equivalents                                  $       725
                                                              -----------

        Total current assets                                          725
                                                              -----------

Property and equipment, net                                        27,916

Patent pending costs                                               11,469
                                                              -----------

                                                              $    40,110
                                                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                      $   184,366
                                                              -----------

       Total current liabilities                                  184,366
                                                              -----------

Stockholders' deficit
   Preferred stock, no par value, 5,000,000 shares
       authorized, no shares issued and outstanding                  --
   Common stock, $.001 par value, 50,000,000 shares
      authorized; 17,050,000 shares issued and  outstanding        17,050
   Additional paid-in capital                                   7,839,537
   Accumulated other comprehensive expense                         (6,966)
   Deficit accumulated during the development stage            (7,993,877)
                                                              -----------

       Stockholders' deficit                                     (144,256)
                                                              -----------

                                                              $    40,110
                                                              ===========


              The accompanying notes are an integral part of these
                             financial statements.

                                       F3

                        SAFE TRANSPORTATION SYSTEMS INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS

                                                                                  July 8, 1998
                                                                                  (inception)
                                                       Year ended December 31,    to December 31,
                                                         2000         1999              2000
                                                    ------------    ------------    ------------
Sales                                               $       --      $       --      $       --

Operating expenses:
   Selling, general, and administrative:
        Non-cash compensation and services             2,263,150       4,598,190       6,861,340
        Other selling, general and administrative        491,892         225,236         795,747
   Research and development                                6,469         239,858         336,790
                                                    ------------    ------------    ------------

       Total operating expenses                        2,761,511       5,063,284       7,993,877
                                                    ------------    ------------    ------------

       Loss from operations                           (2,761,511)     (5,063,284)     (7,993,877)
                                                    ------------    ------------    ------------

Net loss                                            $ (2,761,511)   $ (5,063,284)   $ (7,993,877)
                                                    ============    ============    ============

Loss per share, basic and diluted                   $      (0.23)   $      (0.76)
                                                    ============    ============

Weighted averages shares outstanding                  12,096,665       6,652,133
                                                    ============    ============


                          The accompanying notes are an
                  integral part of these financial statements.

                                       F4

                        SAFE TRANSPORTATION SYSTEMS INC.
                          (a development stage company)
                  STATEMENT OF CHANGES TO STOCKHOLDERS' DEFICIT

                                                                                                           Deficit
                                                                                           Accumulated   accumulated
                                                                          Additional          other      during the
                                                     Common stock           paid-in       comprehensive  development
                                               Shares          Amount       capital     income/(expense)    stage         Total
                                             -----------   -----------    -----------    -----------    -----------    -----------
   Issuance of stock,
      July 8, 1998                                     1   $      --     $         1    $      --      $      --      $         1
   Foreign currency
   translation adjustment                           --            --            --            3,531           --            3,531
   Net loss for period ended
      December 31, 1998                             --            --            --             --         (169,082)      (169,082)
                                             -----------   -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1998                             1          --               1          3,531       (169,082)      (165,550)

   Sale of stock                              11,426,059        11,426       406,299           --             --          417,725
   Charge for sale of stock at
   less than fair market value                      --            --       4,563,190           --             --        4,563,190
   Issuance of stock for services                 41,016            41        34,959           --             --           35,000
   Foreign currency
   translation adjustment                           --            --            --          (14,539)          --          (14,539)
   Net loss for year ended
      December 31, 1999                             --            --            --             --       (5,063,284)    (5,063,284)
                                             -----------   -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1999                    11,467,076        11,467     5,004,449        (11,008)    (5,232,366)      (227,458)

   Contribution of stockholders loans               --            --         194,261           --             --          194,261
   Sale of stock                                 449,135           449       382,811           --             --          383,260
   Issuance of stock for services              1,133,789         1,134     1,120,366           --             --        1,121,500
   Options issued for services                      --            --       1,141,650      1,141,650
   Reorganization                              4,000,000         4,000        (4,000)          --             --             --
   Foreign currency
   translation adjustment                           --            --            --            4,042           --            4,042
   Net loss for year ended
      December 31, 2000                             --            --            --             --       (2,761,511)    (2,761,511)
                                             -----------   -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2000                    17,050,000   $    17,050   $ 7,839,537    $    (6,966)   $(7,993,877)   $  (144,256)
                                              ==========   ===========   ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements

                                       F5

                        SAFE TRANSPORTATION SYSTEMS INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS

                                                                                                July 8, 1998
                                                                                                 (inception)
                                                                    Year ended December 31,    to December 31,
                                                                      2000          1999            2000
                                                                  -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                                       $(2,761,511)   $(5,063,284)   $(7,993,877)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                    3,089           --            3,089
        Issuance of stock for services and compensation             1,121,500      4,598,190      5,719,690
        Issuance of stock options for services and compensation     1,141,650           --        1,141,650
        Changes in operating assets and liabilities:
            (Increase) in patent pending cost                         (11,469)          --          (11,469)
            Increase (decrease) in accounts payable
             and accrued expenses                                     141,498        (47,373)       177,400
                                                                  -----------    -----------    -----------

               Net cash used in operating activities                 (365,243)      (512,467)      (963,517)
                                                                  -----------    -----------    -----------

Cash flows from investing activities:
   Purchases of property and equipment                                (31,005)          --          (31,005)
                                                                  -----------    -----------    -----------

               Net cash used in investing activities                  (31,005)          --          (31,005)
                                                                  -----------    -----------    -----------

Cash flows from financing activities:
   Proceeds from sale of stock                                        383,260        417,725        800,986
   Net advances from stockholders                                      13,316         95,139        194,261
                                                                  -----------    -----------    -----------

               Net cash provided by financing activities              396,576        512,864        995,247
                                                                  -----------    -----------    -----------

                          The accompanying notes are an
                  integral part of these financial statements.

                                       F6

                        SAFE TRANSPORTATION SYSTEMS INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS

                                                                   July 8, 1998
                                                                   (inception)
                                          Year ended December 31,  to December 31,
                                                    2000    1999   2000
                                                    ----   -----   ----
               Net increase in cash and cash
                  equivalents:                       328     397    725
                                                    ----   -----   ----

Cash and cash equivalents, beginning or period       397    --      --
                                                    ----   -----   ----

Cash and cash equivalents, end of period            $725   $2397   $725
                                                    ====   =====   ====

Supplemental disclosure of cash flow information:
   Cash paid for interest during the period         $--    $--     $--
                                                    ====   =====   ====

   Cash paid for income taxes during the period     $--    $--     $--
                                                    ====   =====   ====

                          The accompanying notes are an
                  integral part of these financial statements.

                                       F7

                        SAFE TRANSPORTATION SYSTEMS, INC.
                          FORMERLY SWEETS & EATS, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS


1.  BUSINESS AND BASIS OF PRESENTATION

The company was incorporated on December 6, 1994 in Florida as Big Daddy's Auto Sales, Inc. On April 19, 2000, the company changed its name to Sweets & Eats, Inc. (S&E).

On December 18, 2000, the stockholders of S&E approved a merger with Safe Transportation Systems, Inc. ("STS"), a Wyoming corporation, incorporated on October 17, 2000, and located in Bellington, Washington, USA. Safe Transportation Systems, Inc. (the "Company") was originally incorporated on July 7, 1998 in British Columbia, Canada. On October 17, 2000, the Company domesticated to Wyoming, United States of America. Safe Transportation Systems, Inc. is engaged in the development of safety products for the trucking industry.

The merger agreement provided that the STS stockholders receive 12,000,000 shares of S&E. At the date of the transaction, S&E had no assets, liabilities or operations. Therefore, for accounting purposes, the transaction was treated as a reorganization and accounted for as a reverse acquisition. The financial statements of the Company reflect the assets, liabilities and operations of STS as if it had been the reporting entity since inception. On January 3, 2001, subsequent to the merger, S&E changed its name to Safe Transportation Systems, Inc.

The Company is in the development stage and its efforts through December 31, 2000 were principally devoted to organizational activities, raising capital and development of its accident control and anti-jackknife system for tractor-trailers. Management anticipates incurring substantial additional losses as it pursues its development efforts. See note 3 for management's plan.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents - The Company considers all unrestricted deposits and highly liquid investments, readily convertible to known amounts, with an original maturity of three months or less, to be cash equivalents.

Foreign currency translation - The functional currency of the Company was the Canadian dollar until October 18, 2000. Since that date, the Company reports in United States dollars. Accordingly, the Company has applied the current rate method to translate the prior financial statements and the current transactions into United States dollars. All assets and liabilities are translated using the period-end exchange rate and all revenues and expenses are translated at the average of exchange in effect during the period. Translation adjustments are recorded in comprehensive income in the statement of stockholders' equity.

Property and equipment - Property and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. The cost and accumulated depreciation for property, and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method.

                       SAFE TRANSPORTATION SYSTEMS, INC.,
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets - The Company evaluates the recoverability of its property and equipment, and other assets in accordance with Statement of Financial Accounting Standards Board ("FASB") No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Live Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. When an asset exceeds its expected operating cash flow, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. No impairments were recognized during the years ended December 31, 2000 and 1999.

Fair value of financial instruments - The fair value of the Company's financial instruments such as accounts payable approximate their carrying value.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and development expenses - Research and development expenses are charged to operations as incurred.

Income tax - Income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based upon enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Start-up costs -The Company accounts for start up costs in accordance with the Accounting Standards Executive Committee of the AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which requires start-up costs, including organizational costs be expensed as incurred. The Company expensed all start-up costs.

Loss per share - The Company accounts for earnings per share according to Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which requires presentation of basic and diluted earnings or loss per share. Stock options granted during the year were not included in the computation of net loss per share because the effect of inclusion would be anti-dilutive due to the Company's net loss. Earnings or loss per share is computed by dividing net income or loss by the weighted average number of shares outstanding during the period.

                       SAFE TRANSPORTATION SYSTEMS, INC.,
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment reporting - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company did not have any separately reportable operating segments as of December 31, 2000 and 1999.


3.  GOING CONCERN AND MANAGEMENT'S PLAN

The Company is a development stage entity having no revenue from its inception to December 31, 2000. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred net losses of $2,761,511 and $5,063,284 for the years ended December 31, 2000 and 1999, respectively. As of December 31, 2000, the Company had negative working capital of $183,641 and stockholders' deficit of $144,256.

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. During the interim, the Company must continue to operate on cash flows generated from loans, raising capital and internally generated cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to this matter are to raise capital, become profitable by commencing manufacturing and sales of its product in a new facility in the State of Washington. Management believes these efforts will generate positive cash flow. See Note 10 for subsequent event. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2000:

                                                               Estimated
                                                              Useful lives

Office equipment                       $        22,884        3 to 5 years
Furniture and fixtures                           8,121           7 years
                                       ---------------

                                                31,005

   Less:  accumulated depreciation              (3,089)
                                       ---------------

                                       $         27,916
                                       ================

Depreciation expense was $3,089 and $0 for the years ended December 31, 2000 and 1999.

                       SAFE TRANSPORTATION SYSTEMS, INC.,
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5.  RELATED PARTY NOTES

As of December 31, 1999, the stockholders had advanced the Company $180,945. In 2000, the stockholders contributed the $180,945 plus 2000 advances of $13,316 to equity.


6.  SALE OF SECURITIES AND MERGER

On October 1, 2000, in contemplation of the merger with Sweets & Eats, Inc., the Company split its shares 1.17 for one and all share amounts have been reflected retroactively.

In July1998, the Company issued one share of common stock to its founder.

On May 31, 1999, the Company sold 10,913,245 shares to officers for $93,125 and 264,844 shares for $113,000. Compensation expense was charged for the difference between the cost and the fair market value or $4,563,190.

From June through September 1999, the Company sold 247,970 shares for $211,600. On August 25, 1999, 41,016 shares of common stock were issued for services. The fair market value of $35,000 was charged to expense.

During 2000, the Company sold 449,135 shares of common stock for $383,260. During 2000, 83,789 shares of common stock were issued for services. The fair market value of $71,500 was charged to expense.

On October 19, 2000, the Company issued 1,050,000 shares: 500,000 to five outside members of the board of directors, 500,000 shares to a financial consulting firm and 50,000 to an attorney. The fair market value of $1,050,000 was charged to expense.

On October 19, 2000, The Company issued nonqualified stock options covering 2,655,000 shares of common stock at an exercise price of $1.00 immediately. The options do not have an expiration date. Certain management personnel received options for 2,105,000 shares in exchange for the relinquishment of any development and propriertary rights and/or royalties and/or licensing fee to the anti-jackknifing systems. A financial consulting firm received options for 500,000 shares for services. An attorney received options 50,000 shares for services. These options were recorded at fair value of $1,141,650 using the Black Shoals option formula. The calculation assumed a 5.66% risk-free interest rate, 0% dividend yield, .0001% volatility, and a ten-year life, since the options did not have an expiration date.

On December 18, 2000, the Company completed a merger with Sweets & Eats, Inc. The merger agreement provided that the STS stockholders receive 12,000,000 shares of S&E and the former stockholders of S&E retained 4,000,000 shares. At the date of the transaction, S&E had no assets, liabilities or operations.
Therefore, for accounting purposes, the transaction was treated as a reorganization and accounted for as a reverse acquisition.

                       SAFE TRANSPORTATION SYSTEMS, INC.,
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7.  INCOME TAXES

The Company did not have any net operating loss carryforwards as of December 31, 1999, due to the change of business and ownership provisions of the Internal Revenue Code.

The Company had available at December 31, 2000, operating loss carryforwards for United States federal taxes of approximately $200,000, which could be applied against taxable income in subsequent years through 2020. The tax effect of the net operating loss is approximately $70,000 and a full valuation allowance was recorded, since realization is uncertain.

Reconciliation of the differences between income taxes computed at the federal statutory tax rates and the provision for income taxes is as follows:

                                                  2000          Percent           1999       Percent
                                               -----------    ------------    -----------   ----------
  Income taxes computed at
     federal statutory tax rate                $  (818,000)       (34.0)%       $(1,722,000)  (34.0)%

  Canadian losses, prior to merger                 150,000          6.2        1,722,000       34.0
  Non-deductible non-cash
     expenses                                      598,000
                                                                   24.8
  Change in valuation allowance                     70,000          3.0              --          --
                                               -----------    ------------    -----------   ----------
  Provision for income taxes                   $      --             --%      $      --          --%
                                               ===========    ============    ===========   ==========

Temporary differences that give rise to significant deferred tax assets are as follows:
                                                  2000            1999
                                               -----------    ------------

Net operating loss carry forward               $    70,000    $      --
                                               ===========    ============

Total deferred tax assets                           70,000           --
                                               -----------    ------------
Valuation alloancew
                                                   (70,000)          --
                                               -----------    ------------
Net deferred tax asset                         $      --             --
                                               ===========    ============

                       SAFE TRANSPORTATION SYSTEMS, INC.,
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


8.  OPERATING LEASES

On November 7, 2000, the Company entered into a 5-year lease to lease office and manufacturing space with an option to purchase the facility for fair market value. Rental payments started on March 1, 2001. Rental expense for the year ended December 31, 2000 was approximately $36,000 including $14,358 accrued for December 2000. Rental expense for the year ended December 31, 1999 was approximately $11,000.

On January 16, 2001, the Company entered into a sales office lease in British Columbia for three years at approximately $1,000 per month.

Future minimum lease payments for the years ended, December 31 are as follows:


                    2001              $      162,625
                    2002                     193,352
                    2003                     193,352
                    2004                     181,867
                    2005                     166,254
                                      --------------

                                      $      897,450
                                      ==============

9.  COMMITMENTS

Employment agreements - On January 1, 2001, the Company entered into employment agreements with the President and Chief Executive Officer and the Executive Vice President. The agreements terminate on December 31, 2011. The agreements have an initial base annual salary of $120,000. The salaries will be adjusted annually to an equal industry standard of a comparably capitalized and successful undertaking at a rate no less than ten percent of the prior year.


10. SUBSEQUENT EVENT

On January 10, 2001, The Company commenced a private placement offering of securities. The Company is seeking to raise up to $7,700,000 by selling up to 2,500,000 shares of its common stock in four tranches as follows: 1,100,000 shares at the price of $2 per share in the first tranche; 500,000 shares at the price of $3 per share in the second tranche: 500,000 share at the price of $4 per share in the third tranche; and, 400,000 shares at the price of $5 per share in the final and fourth tranche. As of March 31, 2001, the Company sold 48,750 shares for $97,500.

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