Form 10KSB/A
period 2000-12-31
SAFE TRANSPORTATION SYSTEMS INC
filed 2001-04-24
CIK 1089982

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

Recent Sales of Unregistered Securities by Sweets and Eats, Inc. Prior to Merger

Prior to the merger Sweets and Eats, Inc. (the Company, or S&E) made no sales of its securities during the year 2000.

On December 28, 2000, Sweets & Eats, Inc. completed a merger with Safe Transportation Systems, Inc. (STS). Pursuant to the merger agreement STS stockholders received 12,000,000 shares of S&E, and the former stockholders of S&E retained 4,000,000 shares. At the date of the transaction, S&E had no assets, liabilities or operations. Therefore, for accounting purposes, the transaction was treated as a reorganization and accounted for as a reverse acquisition.

Sales of Unregistered Securities by Safe Transportation Systems, Inc.

During 2000, STS sold 449,135 shares of Common Stock for $383,260. During 2000, 83,789 shares of Common Stock were issued for services. The fair market value of $71,500 was charged to expense.

On October 19, 2000, STS issued unqualified stock options covering 2,655,000 shares of Common Stock at an exercise price of $1.00. The options do not have an expiration date. Certain management personnel received options for 2,105,000 shares in exchange for the relinquishment of any development and proprietary rights and/or royalties and/or licensing fee to the anti-jackknifing systems. A financial consulting firm received options for 500,000 shares for services. An attorney received options 50,000 shares for services. These options were recorded at fair value of $1,141,650 using the Black Shoals option formula.

On October 19, 2000, STS issued 1,050,000 shares: 500,000 to five outside members of the Board of Directors, 500,000 shares to a financial consulting firm and 50,000 to an attorney. The fair market value of $1,050,000 was charged to expense.

On October 1, 2000, in contemplation of the merger with Sweets & Eats, Inc., STS split its shares 1.17 for one and all share amounts have been reflected retroactively.

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

The Company is poised to implement its sales and marketing plan on all levels and will intensify its efforts as the plant becomes operational. The preliminary response by the market place has been positive and the Company believes its continued success is dependent upon the ability to fulfill potential orders in a timely manner.

The Company has performed sales and marketing activities of which the most recent include the following: development and production of sales materials; discussions with CalTrans and the California Highway Patrol regarding their participation in testing of the device; a follow up campaign to eight (8) tank trailer manufacturers and seven hundred and fifty (750) trucking companies; and, participation in industry sponsored conferences such as the American Trucking Association Safety & Loss Prevention Council National Conference, the American Trucking Association Management Council Convention, the Truck Trailer Manufacturers Association Convention, the National Truck Carriers Association Annual Conference, the Commercial Vehicle Safety Alliance Annual Conference, the National Association of Chemical Distributors Annual Conference, the California Trucking Association Annual Safety Conference and the Oregon Trucking Association Annual Safety Conference.

In addition to general administrative and marketing expenses, the Company's most significant operating costs are anticipated to be capital requirements for the manufacture of its System which includes plant operation, materials, and machinery.

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

Through December 31, 2000 STS was a development stage entity having no revenue or operations from its inception. Its efforts have been principally devoted to development of its products, organizational activities, and raising capital. The accompanying financial statements have been prepared on a going concern basis,which contemplates the realization of assets and the satisfaction of liabilities in the nornal course of business. The company incurred net loses of $2,761,511 and $5,063,284 for the years ended December 31, 2000 and 1999 respectively. As of December 31, 2000 the company had negative working capital of $184,366 and stockholder's deficit of $144,256.

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

99.1     Executive Employment Agreement between STS and Ian Pallet
99.2     Executive Employment Agreement between STS and James B. Long

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