Form 10QSB
period 2001-03-31
SAFE TRANSPORTATION SYSTEMS INC
filed 2001-05-21
CIK 1089982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.

                          Commission File No. 000-26631

                        Safe Transportation Systems, Inc.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                          59-3567558
          -------                                          ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

                     3871 Airport Way, Bellingham, WA 98226
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 989-9955
                     ---------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         As of April 1, 2001, the issuer had a total of 17,098,750 shares of Common Stock outstanding.

                        SAFE TRANSPORTATION SYSTEMS, INC.

INDEX                                                                      Page
                                                                         Number
                                                                      ---------

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements
          Balance Sheets -  March 31, 2001  ..................................1

          Statements of Operations - For the three
          months ended March 31, 2001 and March 21, 2000 .....................2

          Statements of Cash Flows - For the three
          months ended March 31, 2001 and March 31, 2000......................3

          Notes to Financial Statements.......................................4

 Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................5

PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K....................................6

SIGNATURES....................................................................7

                   PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                        Safe Transportation Systems, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 2001

                                   (unaudited)
Assets

Current Assets
  Cash and cash equivalents                                $       580
  Inventory                                                     26,705
                                                           -----------
                             Total current assets               27,285
                                                           -----------

Property and equipment, net                                    263,814
                                                           -----------
Other assets
  Patent pending costs                                          11,469
  Bond                                                          62,646
                                                           -----------

                             Total other assets                 74,115
                                                           -----------

                                                           $   365,214
                                                           ===========

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                    $   666,354
  Loans                                                         23,450
                                                           -----------

                            Total current liabilities          689,804
                                                           -----------

Stockholders' deficit
  Preferred stock, no par value, 5,000,000 shares
    authorized, no shares issued and outstanding
  Common Stock,$ .001 par value, 50,000,000 shares              17,148
    authorized, 17,147,500 shares issued and outstanding
  Additional paid-in capital                                 7,924,669
  Accumulated other comprehensive expense                       (6,794)
  Deficit accumulated during the development stage          (8,259,613)
                                                           -----------

                            Total Stockholders, deficit       (324,590)
                                                           -----------

                                                           $   365,214
                                                           ===========


                 See accompanying notes to financial statements.

                        Safe Transportation Systems, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                                                                   Inception
                                                       Three Months Ended             to
                                                            March 31,               March 31,
                                                  ------------    ------------    ------------
                                                      2001            2000            2001
Sales                                             $       --      $       --    $         --

Operating Expenses:
  Selling, general and administrative:
    Non-cash compensation and services                    --              --         6,861,340
    Other selling, general and administrative          265,736          36,213       1,061,483
  Research and development                                --              --           336,790
                                                  ------------    ------------    ------------

Total operating expenses                               265,736          36,213       8,259,613
                                                  ------------    ------------    ------------

Loss from operations                                  (265,736)        (36,213)     (8,259,613)
                                                  ------------    ------------    ------------

Net Loss                                          $   (265,736)   $    (36,213)   $ (8,259,613)
                                                  ============    ============    ============

Basic and diluted loss per share                  $       --      $       --
  Weighted average number of shares outstanding           --        11,467,076


                 See accompanying notes to financial statements.

                 See accompanying notes to financial statements.
                        Safe Transportation Systems, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                             (unaudited)                                      Inception
                                                                   Three Months Ended             to
                                                                        March 31,              March 31,
                                                               -----------    -----------    -----------
                                                                  2001            2000           2001
Cash flows from operating activities:
  Net loss                                                     $  (265,736)   $   (36,213)   $(8,259,613)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
     Depreciation                                                    5,762            289          8,851
     Issuance of stock for services and compensation                  --             --        5,719,690
     Issuance of stock options for services and compensation          --             --        1,141,650
     Changes in operating assets and liabilities
        (Increase) in inventory                                    (26,705)          --          (26,705)
        (Increase) in patent pending costs                            --           (5,389)       (11,469)
        (Increase) in bond                                         (62,646)          --          (62,646)
        Increase in accounts payable and accrued expenses
                                                                   481,988          1,477        659,388
                                                               -----------    -----------    -----------
  Net cash provided by (used in) operating activities              132,663        (39,836)      (830,854)
                                                               -----------    -----------    -----------
Cash flows from investing activities:
  Purchase of property and equipment                              (241,660)        (8,673)      (272,665)
                                                               -----------    -----------    -----------
  Net cash used in investing activities                           (241,660)        (8,673)      (272,665)
                                                               -----------    -----------    -----------
Cash flows from financing activities:
  Increase in loans                                                 23,450           --           23,450
  Net advances from stockholders                                      --         (180,945)       194,261
  Proceeds from sale of stock                                       85,230        229,276        886,216
                                                               -----------    -----------    -----------
  Net cash provided by financing activities                        108,680         48,331      1,103,927
                                                               -----------    -----------    -----------
Effect of exchange rate changes on cash and cash equivalents           172            256            172
                                                               -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                  (145)            79            580

Cash and cash equivalents, beginning of period                         725            397           --
                                                               -----------    -----------    -----------
Cash and cash equivalents, end of period                       $       580    $       477    $       580
                                                               ===========    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest during the period                     $      --      $      --      $      --
  Cash paid for income taxes during the period                 $      --      $      --      $      --


                 See accompanying notes to financial statements.

   The accompanying notes are an integral part of these financial statements.

1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation 10-SB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2000.

2.       Corporate History

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

Safe  Transportation  Systems,  Inc. was incorporated  under the laws of British
Columbia,  Canada on July 7,  1998.   On October 17,  2000 STS  domesticated  to
Wyoming by a unanimous consent of the shareholders.

Subsequent to the reverse merger, the Company changed its name from Sweats and Eats, Inc. to Safe Transportation Systems, Inc. and began trading its securities on the NASDAQ OTCBB under the symbol SFTS in January of 2001. The Company is authorized to issue up to 50,000,000 shares of Common Stock having a par value of $0.001 per share, and 5,000,000 Preferred shares.

3.       Description of Business

The Company is in transition from a research and development based company to a product manufacturer, and as such, has had no revenues or income. Since July 1998 the Company has developed and tested safety products for the trucking industry. In this respect approximately $8.0 million has been spent on research, development, and patenting of the Company's proprietary technology, the STS Accident Control and Anti-Jackknife System, which prevents a tractor-trailer from losing control and jackknifing. Of this, $995,000 represented capital contributed and $6,995,000 represented issuance of stock for services.

4.       Significant Business Risks

The Company is subject to all of the risks that are inherent in a small company seeking to introduce, manufacture, market and distribute new products to retail, wholesale, and government customers. The likelihood of the Company's success must be considered in view of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the introduction, manufacture, marketing and distributions of new products.

5.       Loss Per Share

Basic loss per share was computed using the weighted average number of Common shares outstanding.

6.       Stock Subscriptions

On January 10, 2001 the Company commenced an offering of securities which it believes is exempt from registration as per Rule 506 of Regulation D. As amended, the Company is seeking to raise up to $5,700,000 (before payment of selling commissions and associated expenses) by selling up to 4,700,000 shares of its Common Stock in two tranches as follows: 3,700,000 shares at the price of $1 per share in the First Tranche; and 1,000,000 shares at the price of $2 per share in the Second Tranche.

The Company has sold 97,500 shares of the offering resulting in gross proceeds of $97,500.

Item 2.  Management's Discussion and Analysis

During the reporting period Management continued its efforts in transitioning the Company from the development stage to a manufacturer and marketer of its proprietary Accident Control and Anti-Jacknife System (ACS).

1.       Results  of Operations

The Company did not receive any revenues during this period. The Company did, however, sign agreements with three trucking fleet operators for the purchase of ACS. The agreement with Northwest Tank Lines of Langley, British Columbia (BC), Canada specifies that NTL's purchases of new trailers will include ACS. The agreements with Lode Runner Transport of Surrey, BC and Bellingham, Washington, and Autogas Propane, Ltd. of Burnaby, BC call for their purchases of new trailers as well as the retrofitting of existing trailers to include ACS.

Operating expenses increased to $265,736 for the three-month period ending March 31, 2001, representing an increase of $229,523 from $36,213 for the same period of year 2000. Accounts Payable increased from $1,477 to $481,988 for the three-month period ending March 31, 2000 and March 31, 2001, respectively.
These increases are principally due to general and administrative expenses, marketing expenses and the cost of outfitting the manufacturing facility in Bellingham. The Company has successfully completed tooling development for components to its product and is on schedule to begin shipping systems from the Bellingham plant by the end of August 2001.

There has been no significant change in liquidity or capital resources or stockholder's equity during this period.

2.       Liquidity and Capital Requirements

Since its inception, the Company has incurred significant operating losses. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by funding obtained through the Rule 506 Regulation D Offering, commencing sales, and generating sufficient revenues to become profitable. During the interim, the Company will continue to operate on cash flows generated from loans, raising capital and internally generated cash flow. Additionally, the Company possesses an inducement from the Port of Bellingham, Washington in the form of a $5 million Industrial Revenue Bond. The Company will use $3.8 million of the proceeds to acquire the equipment necessary for production. The balance will be utilized for purchase of the manufacturing facility. Management anticipates the transaction will be executed in the second Quarter of 2001.

3.       Qualified Report of Independent Certified Public Accountants

Our independent accountants issued an unqualified audit report for the fiscal year 2000, ending December 31, 2000. They note that the significant losses of our company from operations and a net capital deficiency as of December 31, 2000 raise substantial doubt about our ability to continue as a going concern. They state that the audited financial statements of Safe Transportation Systems, Inc. for the year ended December 31, 2000 have been prepared assuming the company will continue as a going concern.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2.  Changes in Securities.

There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's securities.

None of the rights evidenced by any class of the Company's securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not Applicable

Item 6.  Exhibits and  Reports on Form 8-K.

         (a) Exhibits

         No exhibits as set forth in Regulation SB are considered necessary for this filing.

         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the period for which this report is filed.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.


By: /s/ James B. Long
---------------------
        James B. Long,
        President


Date: May 21, 2001