Form 10QSB
period 2001-06-30
SAFE TRANSPORTATION SYSTEMS INC
filed 2001-08-20
CIK 1089982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                                   (Mark one)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from March 31, 2001 to June
                                   30, 2001.

                          Commission File No. 000-26631

                        Safe Transportation Systems, Inc.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                                      59-3567558
---------------------------------           --------------------------------
(State or other jurisdiction               (IRS Employer Identification No.)
 of incorporation or organization)

                     3871 Airport Way, Bellingham, WA 98226
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (360)527-1112
                     ---------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

A Form 8-K, required to be filed indicating a change in accountants for the Company, is currently late. The Company intends to file as soon as the consent of a named expert can be obtained from a previous accountant.

         As of July 1, 2001, the issuer had a total of 17,346,250 shares of Common Stock outstanding.


                        SAFE TRANSPORTATION SYSTEMS, INC.

INDEX                                                                      Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements
          Balance Sheets -  June 30, 2001  ................................... 3

          Statements of Operations - For the three
          months ended June 30, 2001 and June 30, 2000 ....................... 4

          Statements of Cash Flows - For the three
          months ended June 30, 2001 and June 30, 2000........................ 6

          Notes to Financial Statements....................................... 7

 Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................... 9

PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K....................................10

SIGNATURES....................................................................11

                   PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                        Safe Transportation Systems, Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                     Assets
                                     ------
                                                                   June 30,
                                                                     2001               December 31,
                                                                  (unaudited)              2000
                                                                  -----------           -----------
Current assets
  Cash and cash equivalents                                       $    52,033           $       725
  Inventory                                                            28,401                  --
                                                                  -----------           -----------

                 Total current assets                                  80,434                   725
                                                                  -----------           -----------

Property and equipment, net                                           212,635                27,916
                                                                  -----------           -----------

Other assets
  Patent pending costs                                                 11,469                11,469
  Bond                                                                 62,646                  --
                                                                  -----------           -----------

                 Total other assets                                    74,115                11,469
                                                                  -----------           -----------

                                                                  $   367,184           $    40,110
                                                                  ===========           ===========

           Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses                           $   637,228           $   184,366
  Loans                                                               215,950                  --
                                                                  -----------           -----------

                 Total current liabilities                            853,178               184,366
                                                                  -----------           -----------

Stockholders' deficit
  Preferred stock, no par value, 5,000,000 shares
    authorized, no shares issued and outstanding
  Common Stock, 1$.001,par value, 50,000,000 sharesnding
    authorized, 17,346,250 and 17,050,000
    shares issued and outstanding repectiv                             17,346                17,050
  Additional paid-in capital                                        7,945,470             7,839,537
  Accumulated other comprehensive expense                              (6,794)               (6,966)
  Deficit accumulated during the development stage                 (8,442,016)           (7,993,877)
                                                                  -----------           -----------

                 Total Stockholders' deficit                         (485,994)             (144,256)
                                                                  -----------           -----------

                                                                  $   367,184           $    40,110
                                                                  ===========           ===========

                See accompanying notes to financial statements.


                 See accompanying notes to financial statements.
                        Safe Transportation Systems, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                Three Months Ended             Six Months Ended
                                                           ----------------------------   ----------------------------
                                                               2001            2000           2001            2000
                                                           ------------    ------------   ------------    ------------
Sales                                                     $       --      $       --      $       --      $       --

Operating expenses:
  Selling, general and administrative:
    Non-cash compensation and services                            --              --              --              --
    Other selling, general and administrative                  182,404          75,268         448,139         111,481
  Research and development                                        --              --              --              --
                                                           ------------    ------------   ------------    ------------

Total operating expenses                                       182,404          75,268         448,139         111,481
                                                           ------------    ------------   ------------    ------------

Loss from operations                                          (182,404)        (75,268)       (448,139)       (111,481)
                                                           ------------    ------------   ------------    ------------

Net loss                                                  $   (182,404)   $    (75,268)   $   (448,139)   $   (111,481)
                                                          ============    ============    ============    ============

Basic and diluted loss per share                          $      (0.01)   $       --      $      (0.02)   $       --
  Weighted average number of shares outstanding             19,958,201      11,467,076      19,958,201      11,467,076

                See accompanying notes to financial statements.

                          Safe Transportation Systems
                               Earnings Per Share

Q1 - June 30, 2001
Issued Shares
-------------------

                        Shares            Cumulative         Days           Weighted        Average                          Per
        Date            Issued              Shares        Outstanding       Average        for Period         Profit        Share
    -----------       -----------         -----------     -----------     -----------      -----------      ----------- -----------
      12/31/00         17,050,000         17,050,000             0                  -
       1/23/01             60,000         17,110,000             0                  -
       1/24/01             37,500         17,147,500             0                  -
       1/25/01             37,500         17,185,000             0                  -
       1/31/01             30,000         17,215,000             0                  -
        2/1/01             52,500         17,267,500             0                  -
        2/5/01             15,000         17,282,500             0                  -
        2/6/01             11,250         17,293,750            39        674,456,250
        5/9/01              7,500         17,301,250             6        103,807,500
       5/15/01              7,500         17,308,750            42        726,967,500
       6/26/01             12,500         17,321,250             1         17,321,250
       6/27/01             25,000         17,346,250             3         52,038,750

                       17,346,250                               91      1,574,591,250      17,303,201       $ (182,404)     $ (0.01)
                                                                                                            $ (448,139)       (0.03)
Option Shares - issued October 19, 2000              (Anti diluitive - do not show)
               nonqualified                                                                 2,655,000
               To personnel                                                                 2,105,000
               To consultant                                                                  500,000
               To attorney                                                                     50,000

               Total                                                                       22,613,201       $ (182,404)     $ (0.01)
                                                                                                            $ (448,139)       (0.02)



Note: All shares under 506 were converted as if sold at $.40 each (5/1 Ratio)

                See accompanying notes to financial statements.


     See accompanying notes to financial statements.
            Safe Transportation Systems, Inc.
              (A Development Stage Company)
                 Statements of Cash Flows

                                                                           Six Months Ended
                                                                               June 30,
                                                                     ---------------------------
                                                                         2001              2000
                                                                     ---------         ---------
Cash flows from operating activities:
  Net loss                                                           $(448,139)         $(111,481)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
     Depreciation                                                       10,418                794
     Issuance of stock for services and compensation                      --                 --
     Issuance of stock options for services and compensation              --                 --
     Changes in operating assets and liabilities
        (Increase) in inventory                                        (28,401)              --
        (Increase) in patent pending costs                                --              (10,804)
        (Increase) in bond                                             (62,646)              --
        Increase in accounts payable and accrued expenses              452,862               --
                                                                     ---------         ---------

  Net cash provided by (used in) operating activities                  (75,906)          (121,491)
                                                                     ---------         ---------

Cash flows from investing activities:
  Purchase of property and equipment                                  (195,137)           (14,750)
                                                                     ---------         ---------

  Net cash used in investing activities                               (195,137)           (14,750)
                                                                     ---------         ---------

Cash flows from financing activities:
  Increase in loans                                                    215,950               --
  Net advances from stockholders                                          --             (180,945)
  Proceeds from sale of stock                                          106,229            314,124
                                                                     ---------         ---------

  Net cash provided by financing activities                            322,179            133,179
                                                                     ---------         ---------

Effect of exchange rate changes on cash and cash equivalents               172              2,859
                                                                     ---------         ---------

Net increase (decrease) in cash and cash equivalents                    51,308               (203)

Cash and cash equivalents, beginning of period                             725                397
                                                                     ---------         ---------

Cash and cash equivalents, end of period                             $  52,033          $     194
                                                                                        =========

Supplemental disclosure of cash flow information:
  Cash paid for interest during the period                           $    --            $    --
  Cash paid for income taxes during the period                       $    --            $    --

                 See accompanying notes to financial statements.

                        Safe Transportation Systems, Inc.
                          (A Development Stage Company)
                              Notes to Financials

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

                        Safe Transportation Systems, Inc.
                          (A Development Stage Company)
                              Notes to Financials

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

In the second quarter of 2001, the Company repriced the Rule 506 offering to $.40 per share.

The Company has sold 296,250 shares of the offering resulting in gross proceeds of $118,500.

Item 2.  Management's Discussion and Analysis

During the reporting period Management continued its efforts in transitioning the Company from the development stage to a manufacturer and marketer of its proprietary Accident Control and Anti-Jacknife System (ACS).

1.  Results of Operations

The Company did not receive any revenues during this period.

Operating expenses increased to $182,404 for the three-month period ending June 30, 2001, representing an increase of $107,136 from $75,268 for the same period of year 2000. Accounts Payable increased from $481,988 to $637,228 for the three-month period ending June 30, 2001 and March 31, 2001, respectively. These increases are principally due to general, administrative, and marketing expenses. The Company has successfully completed tooling development for components to its product and is on schedule to begin shipping systems by the end of September 2001.

There  has  been  a  negative  change  in  liquidity,   capital  resources,  and
stockholder's equity during this period.

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

                                PART II -- OTHER
                                   INFORMATION

Item 1.  Legal Proceedings.

The Company is subject to litigation surrounding the non-payment of former accountants, Sweeney & Gates, Co. The Company is in default of lease payments for rent.

In the 2nd quarter of 2001, a judgment was entered against the company in the amount of approximately $31,000 to a former employee.

Higher Plane, Ltd. has filed an action against the Company seeking approximately $23,000 in connections with leasehold improvements.

Science Plus, Ltd. has filed an action against the Company seeking approximately $9,000 in connection with development expenses.

Science Plus, Ltd. has

The Company

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

(b)  Reports on Form 8-K

A Form 8-K, required to be filed indicating a change in accountants for the Company, is currently late. The Company intends to file as soon as the consent of a named expert can be obtained from a previous accountant.

                                   Signature
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.


By: /s/ Ian Pallett
-------------------
        Ian Pallett, President



Date:   August 20, 2001