Form 10QSB/A
period 2001-03-31
SAFE TRANSPORTATION SYSTEMS INC
filed 2001-10-02
CIK 1089982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

        For the transition period from January 1, 2001 to March 31, 2001.

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

         Check whether the issuer (1) filed all reports  required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         The registrant intends on amending the 10-QSB filed on August 20, 2001 and 10-QSB filed on May 21, 2001 to include reviewed financial statements. The company has retained the current auditor to review the financial statements for the first and second quarters of 2001. The financial statements were not reviewed by an independent auditor.

         As of April 1, 2001, the issuer had a total of 17,098,750 shares of Common Stock outstanding.


                        SAFE TRANSPORTATION SYSTEMS, INC.

INDEX                                                                      Page
                                                                          Number

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................ 2

PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K.................................... 4

SIGNATURES.................................................................... 5


                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

1.       Financial Statements

The interim financial statements were not reviewed by an independent auditor, as required under Item 310 of Regulation S-B. The Company has retained its current auditor to review the financial statements, which the Company intends to file in a subsequent amendment to this document.

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


Date: September 26, 2001