Form 10QSB/A
period 2001-06-30
SAFE TRANSPORTATION SYSTEMS INC
filed 2001-10-02
CIK 1089982

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

         Check whether the issuer (1) filed all reports  required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         The registrant intends on amending the 10-QSB filed on August 20, 2001 and 10-QSB filed on May 21, 2001. The company has retained the current auditor to review the financial statements for the first and second quarters of 2001. The financial statements provided were not reviewed by an independent auditor.

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

INDEX                                                                     Page
                                                                         Number

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................ 2

PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K..................................... 5

SIGNATURES.................................................................... 6

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

         (b) Reports on Form 8-K

Form 8-K was filed pursuant to a change in accountant on August 27, 2001, and two other related 8-K and 8-K/A filings were made on September 10, 2001.


                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.


By: /s/ Ian Pallett
-------------------
        Ian Pallett, President



Date: September 26, 2001