Form 10QSB/A
period 2001-03-31
SAFE TRANSPORTATION SYSTEMS INC
filed 2001-10-29
CIK 1089982

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                             AMENDMENT NO. 2 TO THE
                                   FORM 10-QSB



         (MARK ONE)

      |X|     Quarterly Report Pursuant to Section 13 or 15(d) of Securities
                Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 2001

      |_|     Transition report under Section 13 or 15(d) of the Securities
                Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-26631

                        SAFE TRANSPORTATION SYSTEMS, INC.
                        ---------------------------------
                 (Name of Small Business Issuer in Its Charter)

FLORIDA                                                      59-3567558
-------                                                      ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)
3871 AIRPORT WAY, BELLINGHAM, WA 98226                   98226
--------------------------------------                   -----
(Address of Principal Executive Offices)                 (Zip Code)

                                 (360) 527-1112
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



There were 18,305,685 shares of Common Stock outstanding as of October 25, 2001.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                                             SAFE TRANSPORTATION SYSTEMS, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
------------------------------------------------------------------------------


                                                CONDENSED FINANCIAL STATEMENTS

                                                                MARCH 31, 2001

C O N T E N T S
                                                                     Page
--------------------------------------------------------------------------------

CONDENSED FINANCIAL STATEMENTS

         Balance Sheet                                                 4

         Statements of Operations                                      5

         Statements of Cash Flows                                      6

         Notes to Condensed Financial Statements                     7 - 9

      SAFE TRANSPORTATION SYSTEMS, INC.
      (A DEVELOPMENT STAGE COMPANY)
      CONDENSED BALANCE SHEET (UNAUDITED)
      MARCH 31, 2001

ASSETS
--------------------------------------------------------------------------------

CURRENT ASSETS
     Cash                                                    $             580
     Inventory                                                           2,210
--------------------------------------------------------------------------------
         Total current assets                                            2,790

PROPERTY AND EQUIPMENT, net                                            263,814

PATENT PENDING COSTS                                                    11,469
--------------------------------------------------------------------------------

         TOTAL ASSETS                                        $         278,073
--------------------------------------------------------------------------------

LIABILITIES AND DEFICIENCY IN ASSETS
--------------------------------------------------------------------------------

CURRENT LIABILITIES
     Accounts payable and accrued expenses                   $         681,354
     Loans payable                                                      23,450
--------------------------------------------------------------------------------
         Total current liabilities                                     704,804
--------------------------------------------------------------------------------

DEFICIENCY IN ASSETS
     Preferred stock, no par value 5,000,000 shares
        authorized, no shares issued and outstanding                         -
     Common stock, $0.001 par value 50,000,000 shares
        authorized, 17,862,500 shares issued and
        outstanding                                                     17,863
     Additional paid-in capital                                      7,923,954
     Accumulated other comprehensive expense                (            6,794)
     Deficit accumulated during the development stage       (        8,361,754)
--------------------------------------------------------------------------------
         Total deficiency in assets                         (          426,731)
--------------------------------------------------------------------------------

         TOTAL LIABILITIES AND DEFICIENCY IN ASSETS          $         278,073
--------------------------------------------------------------------------------

SAFE TRANSPORTATION SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                         Three Months Ended March 31,              Inception
                                                                  -------------------------------------------  (July 8, 1998) to
                                                                          2001                  2000             March 31, 2001
----------------------------------------------------------------- --------------------- --------------------- ---------------------

REVENUES                                                            $            -        $            -        $            -
----------------------------------------------------------------- --------------------- --------------------- ---------------------

OPERATING EXPENSES
   Selling, general and administrative
     Non-cash compensation and services                                          -                     -             6,861,340
     Other selling, general and administrative                             367,877                36,213             1,163,624
   Research and development                                                      -                     -               336,790
----------------------------------------------------------------- --------------------- --------------------- ---------------------
       Total operating expenses                                            367,877                36,213             8,361,754
----------------------------------------------------------------- --------------------- --------------------- ---------------------

NET LOSS                                                          ( $      367,877)     ( $       36,213)     ( $    8,361,754)
----------------------------------------------------------------- --------------------- --------------------- ---------------------

LOSS PER SHARE - BASIC AND DILUTED                                ( $         0.02)       $            -
----------------------------------------------------------------- --------------------- --------------------- ---------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                           17,585,556            11,491,076
----------------------------------------------------------------- --------------------- --------------------- ---------------------

SAFE TRANSPORTATION SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                         Three Months Ended March 31,              Inception
                                                                  -------------------------------------------  (July 8, 1998) to
                                                                          2001                  2000             March 31, 2001
----------------------------------------------------------------- --------------------- --------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       ( $      367,877)     ( $       36,213)     ( $    8,361,754)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation                                                            5,762                   289                 8,851
     Issuance of stock for services                                              -                     -             5,719,690
     Issuance of stock options for services                                      -                     -             1,141,650
     Changes in operating assets and liabilities:
       Inventory                                                  (          2,210)                    -      (          2,210)
       Patent pending costs                                                      -      (          5,389)     (         11,469)
       Accounts payable and accrued expenses                               497,160                 1,734               674,560
----------------------------------------------------------------- --------------------- --------------------- ---------------------
           Net cash provided by (used in) operating activities             132,835      (         39,579)     (        830,682)
----------------------------------------------------------------- --------------------- --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                             (        241,660)     (          8,673)     (        272,665)
----------------------------------------------------------------- --------------------- --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loan payable                                               23,450                     -                23,450
   Net advances from stockholders                                                -                     -               194,261
   Proceeds from sale of stock                                              85,230                48,331               886,216
----------------------------------------------------------------- --------------------- --------------------- ---------------------
           Net cash provided by financing activities                       108,680                48,331
----------------------------------------------------------------- --------------------- --------------------- ---------------------

NET INCREASE (DECREASE) IN CASH                                   (            145)                   79                   580

CASH - BEGINNING OF PERIOD                                                     725                   397                     -
----------------------------------------------------------------- --------------------- --------------------- ---------------------

CASH - END OF PERIOD                                                $          580        $          476        $          580
----------------------------------------------------------------- --------------------- --------------------- ---------------------

Supplemental Disclosures of Cash Flow Information:
----------------------------------------------------------------- --------------------- --------------------- ---------------------

   Interest paid                                                    $            -        $            -        $            -
----------------------------------------------------------------- --------------------- --------------------- ---------------------

   Income taxes paid                                                $            -        $            -        $            -
----------------------------------------------------------------- --------------------- --------------------- ---------------------

SAFE TRANSPORTATION SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 1.           BASIS OF PRESENTATION AND CONSOLIDATION
--------------------------------------------------------------------------------

                  BASIS OF PRESENTATION

                  The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States.

                  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                  The audited financial statements for the year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-KSB, should be read in conjunction with these condensed financial statements.

--------------------------------------------------------------------------------
NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

                  USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates.

                  NET INCOME (LOSS) PER SHARE

                  Basic income (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) using the weighted average number of common shares outstanding during the period. All common stock data has been restated to give effect to the recapitalization in December 2000. Outstanding stock options were not considered in the calculation of diluted loss per share for the three month period ended March 31, 2001 as their effect would have been anti-dilutive. There were no potentially dilutive securities outstanding during the three month period ended March 31, 2000.

--------------------------------------------------------------------------------
NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

                  NEW ACCOUNTING PRONOUNCEMENTS
                  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

                  In August 2001, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.

                  In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

                  The Company believes that adopting the above statements will not have a material impact on the financial statements.


--------------------------------------------------------------------------------
NOTE 3.           GOING CONCERN
--------------------------------------------------------------------------------

                  The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and positive cash flows from operations or obtaining debt or equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

--------------------------------------------------------------------------------
NOTE 4.           STOCK SUBSCRIPTION
--------------------------------------------------------------------------------

                  In January 2001, the Company commenced a private placement offering of securities. The Company was seeking to raise up to $5,700,000 by selling up to 3,700,000 shares of common stock at $1 per share and 1,000,000 shares of common stock at $2 per share. In August 2001, the Company repriced the offering at $0.12 per share and issued three attached warrants to purchase one share of common stock with each warrant at exercise prices of $0.25, $0.375 and $0.50. All shares issued related to the private placement have been adjusted for this repricing.

--------------------------------------------------------------------------------
NOTE 5.           SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

                  ISSUANCE OF COMMON STOCK

                  In August 2001, the Company issued 2,050,000 shares of common stock for services to various professionals, consultants and employees.

                  CONVERTIBLE DEBENTURES

                  In September and October 2001, the Company borrowed $40,000 from various parties and issued convertible debentures which provide for, among other things, interest at 6% per annum and mature five years from the funding date. The debentures are convertible at the holder's option any time up to maturity at a specified price, as defined. At the Company's option, at maturity, the entire principal amount and all accrued interest shall be either paid to the holder or converted to common stock at a specified price, as defined.

                  In connection with these convertible debentures, the Company has entered into various consulting agreements which provide for, among other things, the payment of commissions of approximately 15% of all monies raised.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE  FOLLOWING  INFORMATION  SHOULD  BE READ IN  CONJUNCTION  WITH  THE
CONSOLIDATED FINANCIAL STATEMENTS OF SAFE TRANSPORTATION AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS FILING. STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION THAT ARE NOT STATEMENTS OF HISTORICAL OR CURRENT FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS."

OVERVIEW

         Safe Transportation was incorporated in Florida on December 6, 1994 as Big Daddy's Auto Sales, Inc. On April 19, 2000, Big Daddy's Auto Sales, Inc. changed its name to Sweets & Eats, Inc. On December 18, 2000, Sweets & Eats, Inc. entered into a reverse merger with Safe Transportation Systems, Inc. In that merger, the former shareholders of Safe Transportation Systems, Inc. received 12,000,000 shares of common stock for all of the common stock of Safe Transportation Systems, Inc.

         Between July 1998 and October 2000, Safe Transportation developed and tested safety products for the trucking industry. During that time, Safe Transportation spent approximately $1.8 million on developing and patenting a proprietary technology called the Accident Control and Anti-Jackknife System. This system is intended to help prevent a tractor-trailer from losing control and jackknifing (i.e., the loss of traction by the rear wheels of a tractor causing it to rotate rapidly to approximately a 90 degree angle to the trailer).

         Safe Transportation's Accident Control and Anti-Jackknife System is attached to the underside of the trailer. The system is turned on during normal driving, but may be deactivated by the driver if desired. The system has an engaging bar that limits the amount of rotation of the tractor relative to the trailer and prevents the trailer from swinging out-of-control.

PLAN OF OPERATION

         Safe Transportation has not had revenues from operations in each of the last two fiscal years, or the last fiscal year and the three months ended March 31, 2001. As such, Safe Transportation is required to provide a Plan of Operation.

         During the next twelve months, Safe Transportation intends to focus on marketing its product for sale. To that end, Safe Transportation has performed several key marketing activities recently, including the development and production of sales materials, a follow up campaign to tank trailer manufacturers and seven hundred and fifty trucking companies and participation in industry sponsored conferences such as the American Trucking Associates' Safety & Loss Prevention Council, the American Trucking Association Management Council, the Truck Trailer Manufacturers Association Convention, the National Truck Carriers Association Conference, the Commercial Vehicle Safety Alliance Conference, the National Association of Chemical Distributors Conference, the California Trucking Association Safety Conference and the Oregon Trucking Association Safety Conference.

         Safe Transportation has out-sourced the manufacture of its technology to a third party and intends to concentrate its efforts on the sales, marketing and distribution of its product.

RESEARCH AND DEVELOPMENT

         Safe Transportation believes that its product is ready for market and does not anticipate incurring any significant research and development expenses over the next 12 months.

PLANT AND EQUIPMENT

         Safe Transportation does not anticipate incurring any significant expenses for the purchase of plant or equipment over the next 12 months.

EMPLOYEES

         Safe   Transportation  has  five  full  time  employees  and  does  not anticipate any material changes in the number of employees over the next 12 months.

RESULTS OF OPERATIONS

         During the three months ended March 31, 2001, Safe Transportation had no revenues from operations. It incurred selling, general and administrative expenses of $367,877 in the three months ended March 31, 2001 compared to $36,213 in the comparable period in the prior year. This increase in selling, general and administrative expenses resulted primarily from transitioning Safe Transportation from a research and development company to a marketing and distribution company. Selling, general and administrative expenses for the three months ended March 31, 2001 consisting primarily of payroll and payroll taxes of $135,000, rent of $120,000, insurance of $33,000, professional fees of $37,000 and miscellaneous office expenses of $40,000. The operating expenses resulted in a net loss of $367,877 or $0.02 per share in the three months ended March 31, 2001 compared to a net loss of $36,213 or $0.0 per share in the comparable period in the prior year..

LIQUIDITY AND SOURCES OF CASH

         Safe Transportation is dependent on external cash to fund its operations. It will need to raise capital to continue operations and to complete its transition from a research and development company to a marketing and distribution company. During this transition, Safe Transportation anticipates that its most significant operating expense will be sales, marketing, distribution and technical support expenses. As of June 30, 2001, Safe Transportation had $52,033 of cash-on-hand. In September and October 2001, Safe Transportation received $40,000 from the issuance of convertible debentures. These debentures accrue interest at a rate of 6% per year and mature five years from the issuance date. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) $0.24 or
(ii) 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. At maturity, Safe Transportation has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) $0.24 or (ii) 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date.

         Safe Transportation has judgments against it for a total of $64,309.98, plus interest. These amounts are due and payable. Safe Transportation does not have enough cash-on-hand to satisfy these judgments. Excluding the judgments, Safe Transportation believes it has sufficient funds to finance its operations for the next three months. Thereafter, Safe Transportation will need additional capital to finance its operations and to satisfy the judgments. In order to raise such capital, Safe Transportation will need to raise additional capital from loans or the sale of securities, if available. Safe Transportation does not have any commitments to receive capital from any source.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         In August 2001, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

         Safe Transportation believes that adopting the above statements will not have a material impact on the financial statements.

                                     PART II
                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         Safe   Transportation   received  a  demand   letter  from  its  former
accountants, Sweeney & Gates, Co. In its letter, Sweeney & Gates, Co. alleged that Safe Transportation owed them $11,050 for past due accounting services.

         In August 2001, a default judgment was entered against Safe Transportation for $9,652.39, plus interest. The case was styled as Raelyn, Ltd.
V. Safe Transportation Systems, Inc., case no. 01-2-01296-3, in the Superior Court of the State of Washington in and for Whatcom County. The judgment relates to the non-payment of development expenses.

         In August 2001, a judgment was entered against Safe Transportation for $23,676.44, plus interest. The case was styled as Higher Plane Cabinetworks, Inc. v. Safe Transportation Systems, Inc., case no. 01-2-01058-8, Superior Court of Washington for Skagit County. The judgment relates to the non-payment of leasehold improvements.

         In August 2001, a judgment was entered against Safe Transportation for $30,981.15, plus interest. The case was styled as Virginia M. Benton v. Safe Transportation, et al, case no. CV01-1408, In the District Court of the County of Whatcom in and for the State of Washington. The judgment relates to the non-payment of back wages to a former employee.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a), (b) and (d).  None.

(c)      SALE OF UNREGISTERED SECURITIES.
         -------------------------------

         Between January and July 2001, Safe Transportation sold 1,255,685 shares of common stock for a total of $150,682, or $0.12 per share.

         In August 2001, Safe Transportation issued options to purchase 2,050,000 shares of common stock at an exercise price of $0.12 per share. These options expire on December 31, 2002, and were issued in exchange for consulting and employment services.

         Between September and October 2001, Safe Transportation received $40,000 from the issuance of convertible debentures. These debentures accrue interest at a rate of 6% per year and mature five years from the issuance date. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) $0.24 or (ii) 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. At maturity, Safe Transportation had the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) $0.24 or (ii) 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date.

         With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 ACT"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding Safe Transportation so as to make an informed investment decision. More specifically, Safe Transportation had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in Safe Transportation's securities.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.
         --------

 EXHIBIT
   NO.         DESCRIPTION                                 LOCATION
   ---         -----------                                 --------
2.1            Articles of Merger Between Safe             Incorporated by reference to Exhibit 2.1 to
               Transportation Systems, Inc. and Sweets     the Registrant's Annual Report as filed on
               and Eats. Inc. dated December 28, 2000      Form 10-KSB on April 17, 2001 (the "Form
                                                           10-KSB")
2.2            Certificate of Incorporation of Safe        Incorporated by reference to Exhibit 2.2 to
               Transportation Systems, Inc.                the Registrant's Form 10-KSB

2.3            Certificate of Continuance and Good         Incorporated by reference to Exhibit 2.3 to
               Standing of Safe Transportation Systems,    the Registrant's Form 10-KSB
               Inc.

2.4            Articles of Incorporation of Big Daddy's    Incorporated by reference to Exhibit 2.4 to
               Auto Sales, Inc.                            the Registrant's Form 10-KSB

2.5            Amendment to Articles of Incorporation of   Incorporated by reference to Exhibit 2.5 to
               Big Daddy's Auto Sales, Inc.                the Registrant's Form 10-KSB

2.6            Amendment to Articles of Incorporation      Incorporated by reference to Exhibit 2.6 to
                                                           the Registrant's Form 10-KSB

2.7            Amendment of Articles of Incorporation      Incorporated by reference to Exhibit 2.7 to
                                                           the Registrant's Form 10-KSB

2.8            Bylaws                                      Incorporated by reference to Exhibit 2.8 to
                                                           the Registrant's Form 10-KSB

10.1           Lease Agreement, between Safe               Incorporated by reference to Exhibit 6.2 to
               Transportation Systems, Inc. and the Port   the Registrant's Form 10-KSB
               of Bellingham

10.2           Merger Agreement, dated December 18, 2000,  Incorporated by reference to Exhibit 8.1 to
               between Safe Transportation, Inc. and       the Registrant's Form 10-KSB
               Sweets and Eats, Inc.


 EXHIBIT
   NO.         DESCRIPTION                                 LOCATION
   ---         -----------                                 --------

10.3           Agreement for the Exchange of Common        Incorporated by reference to Exhibit 8.2 to
               Stock, dated December 18, 2000, between     the Registrant's Form 10-KSB
               Safe Transportation, Inc. and Sweets and
               Eats, Inc.

10.4           Executive Employment Agreement, dated       Incorporated by reference to Exhibit 99.1 to
               January 1, 2001, between Safe               the Registrant's Form 10-KSB
               Transportation Systems, Inc. and Ian Pallet

10.5           Executive Employment Agreement, dated       Incorporated by reference to Exhibit 99.2 to
               January 1, 2001, between Safe               the Registrant's Form 10-KSB
               Transportation Systems, Inc. and James B.
               Long

99.1           Pacific Traffic Education Centre Inc. Test  Incorporated by reference to Exhibit 12.1 to
               Report                                      the Registrant's Form 10-KSB

99.2           Transportation Research Center Inc. Test    Incorporated by reference to Exhibit 12.2 to
               Report                                      the Registrant's Form 10-KSB

99.3           Bacon Donaldson Test Report                 Incorporated by reference to Exhibit 12.3 to
                                                           the Registrant's Form 10-KSB

(b)      REPORTS ON FORM 8-K.
         -------------------

         Safe Transportation filed a report on Form 8-K on August 27, 2001 disclosing that on December 18, 2000, Safe Transportation dismissed James E. Scheifley & Associates, P.C., the independent certified public accountants of Safe Transportation.

         Safe Transportation filed a report on Form 8-K on September 10, 2001 disclosing that on August 22, 2001, Safe Transportation engaged Kaufman Rossin & Company as its new independent certified public accountants.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


October 29, 2001                   SAFE TRANSPORTATION SYSTEMS, INC.


                                   By:    /s/  Ian Pallet
                                          ------------------------
                                   Name:  Ian Pallet
                                          ------------------------
                                   Title: President
                                          ------------------------