Form 10QSB/A
period 2001-06-30
SAFE TRANSPORTATION SYSTEMS INC
filed 2001-10-29
CIK 1089982

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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                                               SAFE TRANSPORTATION SYSTEMS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

                                                  CONDENSED FINANCIAL STATEMENTS

                                                                   JUNE 30, 2001

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

    SAFE TRANSPORTATION SYSTEMS, INC.
--------------------------------------------------------------------------------
    (A DEVELOPMENT STAGE COMPANY)
    CONDENSED BALANCE SHEET (UNAUDITED)
    JUNE 30, 2001

ASSETS
--------------------------------------------------------------------------------

CURRENT ASSETS
     Cash                                                     $       52,033
     Inventory                                                         3,906
--------------------------------------------------------------------------------
         Total current assets                                         55,939

PROPERTY AND EQUIPMENT, net                                          212,635

PREPAID LOAN COSTS                                                    24,000

PATENT PENDING COSTS                                                  11,469
--------------------------------------------------------------------------------

         TOTAL ASSETS                                         $      304,043
--------------------------------------------------------------------------------

LIABILITIES AND DEFICIENCY IN ASSETS
--------------------------------------------------------------------------------

CURRENT LIABILITIES
     Accounts payable and accrued expenses                    $      703,085
     Loans payable                                                    40,950
--------------------------------------------------------------------------------
         Total current liabilities                                   744,035

NOTE PAYABLE                                                         175,000
--------------------------------------------------------------------------------

         TOTAL LIABILITIES                                           919,035
--------------------------------------------------------------------------------

DEFICIENCY IN ASSETS
     Preferred stock, no par value 5,000,000
        shares authorized, no shares issued
        and outstanding                                                    -
     Common stock, $0.001 par value 50,000,000
        shares authorized, 18,014,018
         shares issued and outstanding                                18,014
     Additional paid-in capital                                    7,947,984
     Accumulated other comprehensive expense                 (         6,794)
     Deficit accumulated during the development stage        (     8,574,196)
--------------------------------------------------------------------------------
         Total deficiency in assets                          (       614,992)
--------------------------------------------------------------------------------
         TOTAL LIABILITIES AND DEFICIENCY IN ASSETS           $      304,043
--------------------------------------------------------------------------------

SAFE TRANSPORTATION SYSTEMS, INC.
--------------------------------------------------------------------------------
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  Three Months Ended June 30,      Six Months Ended June 30,          Inception
                                                -------------------------------- -------------------------------  (July 8, 1998) to
                                                     2001            2000             2001            2000         to June 30, 2001
----------------------------------------------- --------------- ---------------- --------------- --------------- ----------------
SALES                                             $      -        $       -        $      -        $      -       $        -
----------------------------------------------- --------------- ---------------- --------------- --------------- ----------------

OPERATING EXPENSES
   Selling, general and administrative
     Non-cash compensation and services                  -                -               -               -        6,861,340
     Other selling, general and administrative     212,442           75,268         580,319         111,481        1,376,066
   Research and development                              -                -               -               -          336,790
----------------------------------------------- --------------- ---------------- --------------- --------------- ----------------
       Total operating expenses                    212,442           75,268         580,319         111,481        8,574,196
----------------------------------------------- --------------- ---------------- --------------- --------------- ----------------

NET LOSS                                        ( $212,442)     ( $  75,268)     ( $580,319)     ( $111,481)      $8,574,196
----------------------------------------------- --------------- ---------------- --------------- --------------- ----------------

LOSS PER SHARE - BASIC AND DILUTED              ( $   0.01)     ( $    0.01)     ( $   0.03)     ( $   0.01)
----------------------------------------------- --------------- ---------------- --------------- --------------- ----------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING   17,881,607       11,557,076      17,739,399      11,533,076
----------------------------------------------- --------------- ---------------- --------------- --------------- ----------------

SAFE TRANSPORTATION SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Six Months Ended June 30,                 Inception
                                                                  -------------------------------------------   (July 8, 1998) to
                                                                          2001                  2000             to June 30, 2001
----------------------------------------------------------------- --------------------- --------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       ( $      580,319)     ( $      111,481)     ( $    8,574,196)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation                                                           10,418                   794                13,507
     Issuance of stock for services                                              -                     -             5,719,690
     Issuance of stock options for services                                      -                     -             1,141,650
     Changes in operating assets and liabilities:
       Inventory                                                  (          3,906)                    -      (          3,906)
       Patent pending costs                                                      -      (         10,804)     (         11,469)
       Accounts payable and accrued expenses                               518,892                 2,860               696,292
----------------------------------------------------------------- --------------------- --------------------- ---------------------
           Net cash used in operating activities                  (         54,915)     (        118,631)     (      1,018,432)
----------------------------------------------------------------- --------------------- --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from returns of equipment                                       46,521                     -                46,521
   Purchase of property and equipment                             (        241,660)     (         14,750)     (        272,665)
----------------------------------------------------------------- --------------------- --------------------- ---------------------
           Net cash used in investing activities                  (        195,139)     (         14,750)     (        226,144)
----------------------------------------------------------------- --------------------- --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loans payable                                             215,950                     -               215,950
   Prepaid loan costs                                             (         24,000)                    -      (         24,000)
   Net advances from stockholders                                                -                     -               194,261
   Proceeds from sale of stock                                             109,412               133,179               910,398
----------------------------------------------------------------- --------------------- --------------------- ---------------------
           Net cash provided by financing activities                       301,362               133,179             1,296,609
----------------------------------------------------------------- --------------------- --------------------- ---------------------

NET INCREASE (DECREASE) IN CASH                                             51,308      (            202)               52,033

CASH - BEGINNING OF PERIOD                                                     725                   397                     -
----------------------------------------------------------------- --------------------- --------------------- ---------------------

CASH - END OF PERIOD                                                $       52,033        $          195        $       52,033
----------------------------------------------------------------- --------------------- --------------------- ---------------------

Supplemental Disclosures of Cash Flow Information:
----------------------------------------------------------------- --------------------- --------------------- ---------------------

   Interest paid                                                    $        8,242        $            -        $        8,242
----------------------------------------------------------------- --------------------- --------------------- ---------------------

   Income taxes paid                                                $            -        $            -        $            -
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

                  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

                  NET INCOME (LOSS) PER SHARE

                  Basic income (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) using the weighted average number of common shares outstanding during the period. All common stock data has been restated to give effect to the recapitalization in December 2000. Outstanding stock options were not considered in the calculation of diluted loss per share for the three and six month periods ended June 30, 2001 as their effect would have been anti-dilutive. There were no potentially dilutive securities outstanding during the three and six month periods ended June 30, 2000.

--------------------------------------------------------------------------------
NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

                  NEW ACCOUNTING PRONOUNCEMENTS
                  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has not yet determined what the effects of these Statements will be on its financial position and results of operations.

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

--------------------------------------------------------------------------------
NOTE 5.           NOTE PAYABLE
--------------------------------------------------------------------------------

                  Note payable at June 30, 2001 is to an individual which originally was due in monthly installments of principal and interest through December 15, 2001. The Company defaulted on the original terms of the note and in October 2001, renegotiated the terms of the note with the lender. The new terms of the note provide for monthly interest payments at 12% per annum through December 31, 2001 and 18% thereafter, with principal due in January 2003. Accordingly, the note has been classified as long-term in the accompanying condensed balance sheet.

--------------------------------------------------------------------------------
NOTE 6.           SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

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

PLAN OF OPERATION

         Safe Transportation has not had revenues from operations in each of the last two fiscal years, or the last fiscal year and the six months ended June 30, 2001. As such, Safe Transportation is required to provide a Plan of Operation.

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

RESULTS OF OPERATIONS

         During the six months ended June 30, 2001, Safe Transportation had no revenues from operations. It incurred selling, general and administrative expenses of $580,319 in the six months ended June 30, 2001 compared to $111,481 in the comparable period in the prior year. This increase in selling, general and administrative expenses resulted primarily from transitioning Safe Transportation from a research and development company to a marketing and distribution company. Selling, general and administrative expenses for the six months ended June 30, 2001 consisting primarily of payroll and payroll taxes of $225,000, rent of $170,000, insurance of $45,000, professional fees of $59,000, travel expense of $27,000 and miscellaneous office expenses of $54,000. These operating expenses resulted in a net loss of $580,319 or $0.03 per share in the six months ended June 30, 2001 compared to a net loss of $111,481 or $0.01 per share in the comparable period in the prior year.

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