Form 10QSB
period 2001-09-30
SAFE TRANSPORTATION SYSTEMS INC
filed 2001-11-19
CIK 1089982

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
        (mark one)

        |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                     For the quarterly period ended September 30, 2001

        |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the transition period from _______ to _______.

                               Commission File No. 000-26631

                        SAFE TRANSPORTATION SYSTEMS, INC.
                        ---------------------------------
                 (Name of Small Business Issuer in Its Charter)

FLORIDA                                          59-3567558
-------                                          ----------
(State or Other Jurisdiction of                 (I.R.S. Employer Identification
Exchange or Organization)                        No.)


909 LAKEWAY DRIVE, SUITE 208, BELLINGHAM, WA     98226
--------------------------------------------     -----
(Address of Principal Executive Offices)         (Zip Code)

                                 (360) 527-1112
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      There were 19,170,269 shares of Common Stock outstanding as of November 14, 2001.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                                              SAFE TRANSPORTATION SYSTEMS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
-------------------------------------------------------------------------------

                                                 CONDENSED FINANCIAL STATEMENTS

                                                             SEPTEMBER 30, 2001





C O N T E N T S
                                                                    Page
--------------------------------------------------------------------------------


CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheet                                                3

         Statements of Operations                                     4

         Statements of Cash Flows                                     5

         Notes to Condensed Financial Statements                    6 - 9

SAFE TRANSPORTATION SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2001
===================================================================================================================================

ASSETS
===================================================================================================================================

CURRENT ASSETS
     Cash                                                                                                    $           5,961
     Inventory                                                                                                           3,906
     Prepaid expenses                                                                                                    7,000
--------------------------------------------------------------------------------- ------------------------ ------------------------
       Total current assets                                                                                             16,867

PROPERTY AND EQUIPMENT, net                                                                                            173,534

PREPAID LOAN COSTS, net                                                                                                 12,000

PATENT PENDING COSTS                                                                                                    11,469

DEPOSITS                                                                                                                 1,000
-----------------------------------------------------------------------------------------------------------------------------------

         TOTAL ASSETS                                                                                        $         214,870
===================================================================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS
===================================================================================================================================

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                                                   $         585,697
     Loans payable                                                                                                      52,950
-----------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                                       638,647
-----------------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT
     Note payable                                                                                                      175,000
     Convertible debentures                                                                                             35,000
-----------------------------------------------------------------------------------------------------------------------------------
       Total long-term debt                                                                                            210,000
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                                             848,647
-----------------------------------------------------------------------------------------------------------------------------------

DEFICIENCY IN ASSETS
     Preferred stock, no par value 5,000,000 shares authorized, no shares
         issued and outstanding                                                                                              -
     Common stock, $0.001 par value 50,000,000 shares authorized, 19,170,269
         shares issued and outstanding                                                                                  19,170
     Additional paid-in capital                                                                                      7,997,828
     Accumulated other comprehensive expense                                                               (             6,794)
     Deficit accumulated during the development stage                                                      (         8,643,981)
-----------------------------------------------------------------------------------------------------------------------------------
       Total deficiency in assets                                                                          (           633,777)
-----------------------------------------------------------------------------------------------------------------------------------

         TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                                          $         214,870
===================================================================================================================================


                                                       See accompanying notes.

SAFE TRANSPORTATION SYSTEMS, INC.
-----------------------------------------------------------------------------------------------------------------------
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       Three Months Ended September 30,
                                                                  -------------------------------------------
                                                                          2001                  2000
----------------------------------------------------------------- --------------------- ---------------------

SALES                                                               $            -        $            -
----------------------------------------------------------------- --------------------- ---------------------

OPERATING EXPENSES
   Selling, general and administrative
     Non-cash compensation and services                                      9,000                     -
     Other selling, general and administrative                             153,588               182,593
   Research and development                                       (         92,800)                    -
----------------------------------------------------------------- --------------------- ---------------------
----------------------------------------------------------------- --------------------- ---------------------
       Total operating expenses                                             69,788               182,593
----------------------------------------------------------------- --------------------- ---------------------

NET LOSS                                                            $       69,788        $      182,593
----------------------------------------------------------------- --------------------- ---------------------

LOSS PER SHARE - BASIC AND DILUTED                                ( $            -)     ( $         0.02)
----------------------------------------------------------------- --------------------- ---------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                           18,364,653            11,780,000
----------------------------------------------------------------- --------------------- ---------------------


SAFE TRANSPORTATION SYSTEMS, INC.
-----------------------------------------------------------------------------------------------------------------------
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                                  Inception
                                                                                                               (July 8, 1998) to
                                                                      Nine Months Ended September 30,         September 30, 2001
                                                                 -------------------------------------------
                                                                         2001                  2000
-------------------------------------------------------------------------------------- --------------------- --------------------

SALES                                                              $            -        $            -       $            -
-------------------------------------------------------------------------------------- --------------------- --------------------

OPERATING EXPENSES
   Selling, general and administrative


     Non-cash compensation and services                                     9,000                     -            6,870,340
     Other selling, general and administrative                            733,904               294,074            1,529,651
   Research and development                                      (         92,800)                    -              243,990
-------------------------------------------------------------------------------------- --------------------- --------------------
-------------------------------------------------------------------------------------- --------------------- --------------------
       Total operating expenses                                           650,104               294,074            8,643,981
-------------------------------------------------------------------------------------- --------------------- --------------------

NET LOSS                                                           $      650,104        $      294,074       $    8,643,981
-------------------------------------------------------------------------------------- --------------------- --------------------

LOSS PER SHARE - BASIC AND DILUTED                               ( $         0.04)     ( $         0.03)
-------------------------------------------------------------------------------------- --------------------- --------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                          17,946,792            11,659,100
-------------------------------------------------------------------------------------- --------------------- --------------------

SAFE TRANSPORTATION SYSTEMS, INC.
-----------------------------------------------------------------------------------------------------------------------
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                                   Inception
                                                                                                               (July 8, 1998) to
                                                                       Nine Months Ended September 30,         September 30, 2001
                                                                  -------------------------------------------
                                                                          2001                  2000
===================================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                       ( $      650,104)     ( $      294,074)     ( $    8,643,981)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                          25,982                 1,803                29,071
     Issuance of stock for services                                          9,000                     -             5,728,690
     Issuance of stock options for services                                      -                     -             1,141,650
     Changes in operating assets and liabilities:
       Inventory                                                  (          3,906)                    -      (          3,906)
       Patent pending costs                                                      -      (         10,804)     (         11,469)
       Prepaid expenses                                           (          7,000)                    -      (          7,000)
       Other assets                                               (          1,000)                    -      (          1,000)
       Accounts payable and accrued expenses                               401,502      (          2,508)              578,903
----------------------------------------------------------------- --------------------- --------------------- ---------------------
           Net cash used in operating activities                  (        225,526)     (        305,583)     (      1,189,042)
----------------------------------------------------------------- --------------------- --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from returns of equipment                                       82,060                     -                82,060
   Purchase of property and equipment                             (        241,660)     (         26,875)     (        272,665)
----------------------------------------------------------------- --------------------- --------------------- ---------------------
           Net cash used in investing activities                  (        159,600)     (         26,875)     (        190,605)
----------------------------------------------------------------- --------------------- --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loans payable                                             227,950                     -               227,950
   Prepaid loan costs                                             (         24,000)                    -      (         24,000)
   Proceeds from subordinated debentures                                    35,000                     -                35,000
   Net advances (repayments) from stockholders                                   -                     -               194,261
   Proceeds from sale of stock                                             151,412               384,583               952,397
----------------------------------------------------------------- --------------------- --------------------- ---------------------
           Net cash provided by financing activities                       390,362               384,583             1,385,608
----------------------------------------------------------------- --------------------- --------------------- ---------------------

NET INCREASE IN CASH                                                         5,236                52,125                 5,961

CASH - BEGINNING OF PERIOD                                                     725                   397                     -
----------------------------------------------------------------- --------------------- --------------------- ---------------------

CASH - END OF PERIOD                                                $        5,961        $       52,522        $        5,961
===================================================================================================================================

Supplemental Disclosures of Cash Flow Information:
----------------------------------------------------------------- --------------------- --------------------- ---------------------

   Interest paid                                                    $       13,918        $            -        $       13,918
----------------------------------------------------------------- --------------------- --------------------- ---------------------

   Income taxes paid                                                $            -        $            -        $            -
----------------------------------------------------------------- --------------------- --------------------- ---------------------



                                                      See accompanying notes.

SAFE TRANSPORTATION SYSTEMS, INC.
================================================================================
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================
--------------------------------------------------------------------------------
NOTE 1.           BASIS OF PRESENTATION AND CONSOLIDATION
--------------------------------------------------------------------------------

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

                  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

                  NET INCOME (LOSS) PER SHARE

                  Basic income (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) using the weighted average number of common shares outstanding during the period. All common stock data has been restated to give effect to the recapitalization in December 2000. Outstanding stock options were not considered in the calculation of diluted loss per share for the three and nine month periods ended September 30, 2001 as their effect would have been anti-dilutive. There were no potentially dilutive securities outstanding during the three and nine month periods ended September 30, 2000.

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

--------------------------------------------------------------------------------
NOTE 6.           CONVERTIBLE DEBENTURES
--------------------------------------------------------------------------------

                  From September through November 2001, the Company borrowed an aggregate of $150,000 from various parties and issued convertible debentures which provide for, among other things, interest at 6% per annum and mature five years from the funding date. The debentures are convertible at the holder's option any time up to maturity at a specified price, as defined. At the Company's option, at maturity, the entire principal amount and all accrued interest shall be either paid to the holder or converted to common stock at a specified price, as defined. Borrowings through September 30, 2001 amounted to $35,000.

                  In connection with these convertible debentures, the Company entered into various consulting agreements which provide for, among other things, the payment of consulting fees and commissions aggregating approximately 25% of all funds raised.

--------------------------------------------------------------------------------
NOTE 7.           EQUITY LINE OF CREDIT
--------------------------------------------------------------------------------

      In September 2001, The Company entered into an Equity Line of Credit Agreement (Agreement) with an entity (Investor). Under this Agreement, the Company may issue and sell to the Investor common stock for a total purchase price of up to $5,000,000. Subject to certain conditions, Safe Transportation will be entitled to commence drawing down on the Equity Line of Credit when the sale of the common stock under the Equity Line of Credit is registered with the SEC and will continue for two years thereafter. The purchase price for the shares will be equal to 90% of the lowest closing bid price of the common stock during the five trading days following the notice date. Unless waived by the Investor, the maximum advance amount is equal to 75% of the average daily volume of the Company's common stock multiplied by the purchase price during the particular pricing period, as defined. As consideration for entering into the Agreement, the Company will pay the Investor a fee equal to $187,500, payable in shares of common stock in two equal installments. The first installment was paid on September 6, 2001 and amounted to 781,250 shares of common stock. The second installment is due on the earlier of the filing of a registration statement registering the shares of common stock to be issued under the Agreement or six months after the closing date, whichever occurs first. The Company will also pay the Investor a fee of 3.75% of each advance.

--------------------------------------------------------------------------------
NOTE 8.           CREDIT FROM VENDOR
--------------------------------------------------------------------------------

                  During the quarter ended September 30, 2001, the Company received a credit from a vendor in the amount of $92,800. The items originally acquired from the vendor were included in research and development expenses in prior periods. Accordingly, the credit is included as a reduction to research and development expenses in the current period in the accompanying condensed statement of operations.

--------------------------------------------------------------------------------
NOTE 9.           SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

                  ISSUANCE OF COMMON STOCK

                  In October 2001, the Company issued options to acquire 2,050,000 shares of common stock to various professionals, consultants and employees.

                  SUBSCRIPTION AND DISTRIBUTION AGREEMENT

                  In October 2001, the Company entered into a Subscription and Distribution Agreement which provides for, among other things, the Company to obtain a 50% ownership interest in a newly formed United Kingdom Corporation which will market the products developed by the Company in Europe and the Middle East.

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


OVERVIEW

      Safe Transportation was incorporated in Florida on December 6, 1994 as Big Daddy's Auto Sales, Inc. On April 19, 2000, Big Daddy's Auto Sales, Inc. changed its name to Sweets & Eats, Inc. On December 18, 2000, Sweets & Eats, Inc. entered into a reverse merger with Safe Transportation Systems, Inc. In that merger, the former shareholders of Safe Transportation Systems, Inc. received 12,000,000 shares of common stock of Sweets & Eats for all of the common stock of Safe Transportation Systems, Inc. In that merger, Sweets & Eats changed its name to Safe Transportation Systems, Inc.

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


PLAN OF OPERATION

      Safe Transportation has not had revenues from operations in each of the last two fiscal years, or the last fiscal year and the nine months ended September 30, 2001. As such, Safe Transportation is required to provide a Plan of Operation.

      During the next twelve months, Safe Transportation intends to focus on marketing its product for sale. To that end, Safe Transportation has performed several key marketing activities recently, including the development and production of sales materials, a follow up campaign to tank trailer manufacturers and trucking companies and participation in industry sponsored conferences such as the American Trucking Associates' Safety & Loss Prevention Council, the American Trucking Association Management Council, the Truck Trailer Manufacturers Association Convention, the National Truck Carriers Association Conference, the Commercial Vehicle Safety Alliance Conference, the National
Association of Chemical Distributors Conference, the California Trucking Association Safety Conference and the Oregon Trucking Association Safety Conference.

      Safe Transportation has out-sourced the manufacture of its technology to a third party and intends to concentrate its efforts on the sales, marketing and distribution of its product.

      In October 2001, Safe Transportation entered into a Subscription and Distribution Agreement which provides for, among other things, Safe Transportation to obtain 50% of the common stock, together with preferred stock in a newly formed United Kingdom corporation, Safe Europe Limited, which will market Safe Transportation's products in Europe and the Middle East. Safe Transportation will also receive a promissory note for $202,000 with interest accruing at 12% per year until December 31, 2001 and 18% per year thereafter. Safe Transportation intends to assign 50% of the preferred stock it receives from Safe Europe and the promissory note to a creditor in satisfaction of a $175,000 note payable. Under this agreement, Safe Europe will be the exclusive distributor of Safe Transportation's products in Europe and the Middle East. Safe Europe has the right to purchase the products from Safe Transportation or to manufacture the products itself. Safe Europe will pay Safe Transportation a royalty on each unit produced equal to 12.5% of its cost or $250.00, whichever is higher. Safe Transportation has the right to appoint three of the six directors in Safe Transportation.


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


RESULTS OF OPERATIONS

      During the nine months ended September 30, 2001, Safe Transportation had no revenues from operations. It incurred selling, general and administrative expenses of $733,904 in the nine months ended September 30, 2001 compared to $294,074 in the comparable period in the prior year. Accordingly, the credit is included as a reduction to research and development expenses in the current period. This increase in selling, general and administrative expenses resulted primarily from transitioning Safe Transportation from a research and development company to a marketing and distribution company. Selling, general and administrative expenses for the nine months ended September 30, 2001 consisting primarily of payroll and payroll taxes of $332,000, rent of $110,000, insurance of $48,000, professional fees of $37,000, travel and marketing of $58,000, telephone of $24,000, depreciation and amortization of $25,000, interest of $23,000 and miscellaneous office of $30,000. These operating expenses were partially offset by a credit received in the quarter ended September 30, 2001 from a vendor in the amount of $92,800. This credit relates to items originally acquired from the vendor that were included in research and development expenses in prior periods. These operating expenses resulted in a net loss of $650,104 or $0.04 per share in the nine months ended September 30, 2001 compared to a net loss of $294,074 or $0.03 per share in the comparable period in the prior year.


LIQUIDITY AND SOURCES OF CASH

      Safe Transportation is dependent on external cash to fund its operations. It will need to raise capital to continue operations and to complete its transition from a research and development company to a marketing and distribution company. During this transition, Safe Transportation anticipates that its most significant operating expense will be sales, marketing, distribution and technical support expenses. As of September 30, 2001, Safe Transportation had $5,961 of cash-on-hand. From September to November 2001, Safe Transportation raised $150,000 of gross proceeds from the issuance of convertible debentures. These debentures accrue interest at a rate of 6% per year and mature five years from the issuance date. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) $0.24 or (ii) 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. At maturity, Safe Transportation has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) $0.24 or (ii) 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. In connection with these convertible debentures, Safe Transportation entered into various consulting agreements which provide for, among other things, the payment of consulting fees and commissions aggregating approximately 25% of all funds raised.

      In September 2001, Safe Transportation entered into an Equity Line of Credit Agreement. Under this agreement, Safe Transportation may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $5.0 million. Subject to certain conditions, Safe Transportation will be entitled to commence drawing down on the Equity Line of Credit when the sale of the common stock under the Equity Line of Credit is registered with the SEC and will continue for two years thereafter. The purchase price for the shares will be equal to 90% of the market price, which is the lowest closing bid price of the common stock during the five trading days following the notice date. Unless waived by Cornell Capital Partners, the maximum advance amount is equal to 75% of the average daily volume of Safe Transportation's common stock multiplied by the purchase price during the particular pricing period. Safe Transportation will pay Cornell a one-time fee equal to $187,500, payable in shares of common stock in two equal installments. The first installment was paid on September 6, 2001 and resulted in the issuance of 781,250 shares of common stock. The second installment is due on the earlier of the filing of a registration statement registering the shares of common stock to be issued under the equity line of credit or six months after the closing date, whichever occurs first. Safe Transportation will also pay Cornell a fee of 3.75% of each advance.

      Safe Transportation has a note payable of $175,000, plus interest. Originally, this note payable was due in monthly installments of principal and interest through December 15, 2001. Safe Transportation defaulted on the original terms of the note and, in October 2001, renegotiated the terms. The new terms provide for monthly interest payments at 12% per year through December 31, 2001 and 18% thereafter, with principal due in January 2003. Safe Transportation intends to assign 50% of the preferred stock in Safe European and a promissory note in the amount of $202,100 it receives from Safe Europe to the creditor in satisfaction of the notes payable.

      Safe Transportation has judgments against it for a total of $64,309.98, plus interest. These amounts are due and payable. Safe Transportation does not have enough cash-on-hand to satisfy these judgments. Excluding the judgments, Safe Transportation believes it has sufficient funds to finance its operations for the next three months. Thereafter, Safe Transportation will need additional capital to finance its operations and to satisfy the judgments. In order to raise such capital, Safe Transportation will need to raise additional capital from loans or the sale of securities, if available. Other than the equity line of credit, Other than the Equity Line of Credit, Safe Transportation does not have any commitments to receive capital from any source.


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


ITEM 1.     LEGAL PROCEEDINGS

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


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS


      (a), (b) AND (d)

      None.


      (c)   SALE OF UNREGISTERED SECURITIES

      Between January and July 2001, Safe Transportation sold 1,255,685 shares of common stock for a total of $150,682, or $0.12 per share.

      In August 2001, Safe Transportation issued options to purchase 2,050,000 shares of common stock at an exercise price of $0.12 per share. These options expire on December 31, 2002, and were issued in exchange for consulting and employment services.

      From September to November 2001, Safe Transportation received $150,000 from the issuance of convertible debentures. These debentures accrue interest at a rate of 6% per year and mature five years from the issuance date. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) $0.24 or (ii) 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. At maturity, Safe Transportation had the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) $0.24 or (ii) 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. In connection with these convertible debentures, Safe Transportation entered into various consulting agreements which provide for, among other things, the payment of consulting fees and commissions aggregating approximately 25% of all funds raised.

      In October 2001, Safe Transportation issued options to acquire 2,050,000 shares of common stock to various professionals, consultants and employees. All of these options had an exercise price of $0.05 per share and expire on December 31, 2002.

      In September 2001, Safe Transportation entered into an Equity Line of Credit Agreement. Under this agreement, Safe Transportation may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $5.0 million. Subject to certain conditions, Safe Transportation will be entitled to commence drawing down on the Equity Line of Credit when the sale of the common stock under the Equity Line of Credit is registered with the SEC. The purchase price for the shares will be equal to 90% of the market price, which is the lowest closing bid price of the common stock during the five trading days following the notice date. In addition, Safe Transportation will pay Cornell a fee of 3.75% of each advance. Unless waived by Cornell Capital Partners, the maximum advance amount is equal to 75% of the average daily volume of Safe Transportation's common stock multiplied by the purchase price during the particular pricing period.

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


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      Safe Transportation has a note payable of $175,000, plus interest. Originally, this note payable was due in monthly installments of principal and interest through December 15, 2001. Safe Transportation defaulted on the original terms of the note and, in October 2001, renegotiated the terms. The new terms provide for monthly interest payments at 12% per year through December 31, 2001 and 18% thereafter, with principal due in January 2003. Safe Transportation intends to assign 50% of the preferred stock in Safe European and a promissory note in the amount of $202,100 it receives in Safe Europe to the creditor in satisfaction of the notes payable.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5.     OTHER INFORMATION

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


      (a)   EXHIBITS


EXHIBIT NO. DESCRIPTION                        LOCATION
----------- -----------                        --------

2.1         Articles of Merger Between Safe    Incorporated by reference to Exhibit
            Transportation Systems, Inc. and   2.1 to the Registrant's Annual
            Sweets and Eats. Inc. dated        Report as filed on Form 10-KSB on
            December 28, 2000                  April 17, 2001 (the "Form 10-KSB")

2.2         Certificate of Incorporation of    Incorporated by reference to Exhibit
            Safe Transportation Systems, Inc.  2.2 to the Registrant's Form 10-KSB

2.3         Certificate of Continuance and     Incorporated by reference to Exhibit
            Good Standing of Safe              2.3 to the Registrant's Form 10-KSB
            Transportation Systems, Inc.

2.4         Articles of Incorporation of Big   Incorporated by reference to Exhibit
            Daddy's Auto Sales, Inc.           2.4 to the Registrant's Form 10-KSB

2.5         Amendment to Articles of           Incorporated by reference to Exhibit
            Incorporation of Big Daddy's Auto  2.5 to the Registrant's Form 10-KSB
            Sales, Inc.

2.6         Amendment to Articles of           Incorporated by reference to Exhibit
            Incorporation                      2.6 to the Registrant's Form 10-KSB

2.7         Amendment of Articles of           Incorporated by reference to Exhibit
            Incorporation                      2.7 to the Registrant's Form 10-KSB

2.8         Bylaws                             Incorporated by reference to Exhibit
                                               2.8 to the Registrant's Form 10-KSB

10.1        Lease Agreement, between Safe      Incorporated by reference to Exhibit
            Transportation Systems, Inc. and   6.2 to the Registrant's Form 10-KSB
            the Port of Bellingham

10.2        Merger Agreement, dated December   Incorporated by reference to Exhibit
            18, 2000, between Safe             8.1 to the Registrant's Form 10-KSB
            Transportation, Inc. and Sweets
            and Eats, Inc.

10.3        Agreement for the Exchange of      Incorporated by reference to Exhibit
            Common Stock, dated December 18,   8.2 to the Registrant's Form 10-KSB
            2000, between Safe
            Transportation, Inc. and Sweets
            and Eats, Inc.

10.4        Executive Employment Agreement,    Incorporated by reference to Exhibit
            dated January 1, 2001,  between    99.1 to the Registrant's Form 10-KSB
            Safe Transportation Systems, Inc.
            and Ian Pallet

10.5        Executive Employment Agreement,    Incorporated by reference to Exhibit
            dated January 1, 2001,  between    99.2 to the Registrant's Form 10-KSB
            Safe Transportation Systems, Inc.
            and James B. Long

10.6        Consulting Agreement dated as of   Provided herewith
            September 5, 2001 between Safe
            Transportation Systems, Inc. and
            Yorkville Advisors Management, LLC


EXHIBIT NO. DESCRIPTION                        LOCATION
----------- -----------                        --------


10.7        Subscription and Distribution      Provided herewith
            Agreement dated as of October 24,
            2001 among Safe Transportation
            Systems, Inc., Safe Europe
            Limited, Timothy Meyrich and
            Wilton Capital Limited

10.8        Securities Purchase Agreement      Provided herewith
            dated as of September 2001
            between Safe Transportation
            Systems, Inc. and the Buyers
            listed thereon

10.9        Registration Rights Agreement      Provided herewith
            dated as of September 2001
            between Safe Transportation
            Systems, Inc. and the Buyer
            listed thereon

10.10       Form of Debenture                  Provided herewith

10.11       Escrow Agreement dated as of       Provided herewith
            September 2001 among Safe
            Transportation Systems, Inc.,
            Yorkville Advisors Management,
            LLC and First Union National Bank

10.12       Escrow Agreement dated as of       Provided herewith
            September 2001 among Safe
            Transportation Systems, Inc.,
            Cornell Capital Partners, LP,
            Butler Gonzalez LLP and First
            Union National Bank

10.13       Registration Rights Agreement      Provided herewith
            dated as of September 2001
            between Safe Transportation
            Systems, Inc. and Cornell Capital
            Partners, LP

10.14       Equity Line of Credit Agreement    Provided  herewith
            dated as of September 2001
            between Cornell Capital Partners,
            LP  and  Safe Transportation
            Systems, Inc.

99.1        Pacific Traffic Education Centre   Incorporated by reference to Exhibit
            Inc. Test Report                   12.1 to the Registrant's Form 10-KSB

99.2        Transportation Research Center     Incorporated by reference to Exhibit
            Inc. Test Report                   12.2 to the Registrant's Form 10-KSB

99.3        Bacon Donaldson Test Report        Incorporated by reference to Exhibit
                                               12.3 to the Registrant's Form 10-KSB

      (b)   REPORTS ON FORM 8-K
------------------------------------------------------------------------------------

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

NOVEMBER 19, 2001                  SAFE TRANSPORTATION SYSTEMS, INC.

                                   By:    /s/ Ian Pallet
                                      ---------------------------------------

                                   Name:  Ian Pallet
                                      ---------------------------------------

                                   Title: President
                                      ---------------------------------------