Form 10KSB
period 2001-12-31
SAFE TRANSPORTATION SYSTEMS INC
filed 2002-05-09
CIK 1089982

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

       [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2001.

                                       OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                 For the transition period from _____ to _____

                         Commission file number 0-26631

                       SAFE TRANSPORTATION SYSTEMS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

                   FLORIDA                            59-3567558
        (State or Other Jurisdiction of            (I.R.S. Employer
        Incorporation or Organization)            Identification No.)

                          909 Lakeway Drive, Suite 208
                          Bellingham, Washington 98226
                    (Address of Principal Executive Offices)

                                 (360) 527-1112
                           (Issuer's Telephone Number)

                               Sweets & Eats, Inc.
                       ------------------------------------
                      (Former name of small business issuer)

                 3871 Airport Way, Bellingham, Washington 98226
                 ----------------------------------------------
                    (Former address of small business issuer)

     Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     Registrant's revenues for the fiscal year ended December 31, 2001 were: $0.

     The aggregate market value for the Registrant's voting common stock held by non-affiliates based upon the closing bid price of $0.03 per share for the common stock on May 1, 2002, as reported on the Over-the-Counter Bulletin Board, was approximately $172,696.

     Shares of common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 19,670,269 shares issued and outstanding as of May 6, 2002.

Transitional Small Business Disclosure
Format (check one): Yes ____  No X .

                                TABLE OF CONTENTS


PART I.........................................................................3
   ITEM 1.  DESCRIPTION OF BUSINESS............................................3
   ITEM 2.  DESCRIPTION OF PROPERTY............................................7
   ITEM 3.  LEGAL PROCEEDINGS..................................................7
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................7
PART II........................................................................8
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
            TRADING MARKET.....................................................8
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........10
   ITEM 7.  FINANCIAL STATEMENTS..............................................15
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE..............................................16
PART III......................................................................17
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS......17
   ITEM 10.  EXECUTIVE COMPENSATION...........................................18
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...20
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................20
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.................................21

                                     Part I


ITEM 1.  DESCRIPTION OF BUSINESS

CORPORATE HISTORY
-----------------

     Safe Transportation was incorporated in Florida on December 6, 1994 as Big Daddy's Auto Sales, Inc. Big Daddy's Auto Sales was in the business of selling used automobiles. On April 19, 2000, Big Daddy's Auto Sales, Inc. changed its name to Sweets & Eats, Inc. Sweets & Eats was in the business of selling chocolate candy over the Internet. On December 18, 2000, Sweets & Eats, Inc. entered into a reverse merger with Safe Transportation Systems, Inc. In that merger, the former stockholders of Safe Transportation Systems, Inc. received 12,000,000 shares of common stock of Sweets & Eats for all of the common stock of Safe Transportation Systems, Inc. On January 31, 2001, Sweets & Eats changed its name to Safe Transportation Systems, Inc. Safe Transportation is in the business of developing, marketing and distributing safety products for the trucking industry. Safe Transportation is in the development stage and its efforts through December 31, 2001 were principally devoted to organizational activities, raising capital and development of its Accident Control and Anti-Jackknife System for tractor-trailers.

GENERAL BUSINESS
----------------

     Between July 1998 and October 2000, Safe Transportation developed and tested safety products for the trucking industry. During that time, Safe Transportation spent approximately $8 million on organizational activities, administration and developing and patenting a proprietary technology called the Accident Control and Anti-Jackknife System. This system is intended to help prevent a tractor-trailer from losing control and jackknifing. The U.S. Department of Transportation defines "jackknifing" as occurring when the rear wheels of the tractor lose traction. This instability results in the tractor rotating rapidly and violently slamming into the side of the trailer.

     Safe Transportation has completed development and testing of the Accident Control and Anti-Jackknife System and has now focused its efforts on marketing and distribution. To date, Safe Transportation has not earned any revenue from the sale of this product.

THE PRODUCT
-----------

     The Accident Control and Anti-Jackknife System is attached to the underside of the trailer. When activated the high-tensile steel engaging bar limits the swing of the trailer relative to the tractor. The trailer will not swing past the out-of-control point, allowing the driver to power and steer out of emergency situations.

     The Accident Control and Anti-Jackknife System is engaged during all normal driving conditions. The System, however, is always under driver control and can be activated or deactivated by an illuminated dash-mounted switch in the cab of the tractor.

     When activated, the engaging bar limits the amount of rotation of the tractor relative to the trailer and prevents the trailer from swinging to such an extent where it would become out of control, therefore, allowing the driver to power and steer out of emergency situations.

     The kinetic energy that could become an uncontrollable sideways swing is instead redirected forward onto the front drive axle and steering axel of the tractor. Since the front wheels are part of the steering axle, the driver can turn into the skid optimizing overall vehicle stability. By steering in the opposite direction of the skid the attitude of the tire tread runs truer to the road surface, which improves driver control. Because there is additional force being applied to the steering tires, Safe Transportation believes traction and maneuverability are enhanced. By improving the tire's friction and maintaining steering control the driver can reduce stopping distances and simultaneously optimize the attempt to avoid obstacles.

     Safe  Transportation   believes  the  product  will  help  reduce  stopping
distances in emergency braking situations and is planning to conduct further in-depth study of the control effect on stopping distances.

INDEPENDENT TESTING
-------------------

     Safe Transportation successfully completed its independent American testing at the Transportation Research Center (TRC), East Liberty, Ohio. The TRC is one of is the most widely recognized and respected independent transportation proving grounds in the world. The TRC testing was documented under full instrumentation with engineers evaluating: angles of articulation for both jackknife and trailer swing, incident entry acceleration, speed, lateral traction, braking reaction time and emergency stopping distances.

     Safe Transportation successfully completed its independent Canadian testing at the Pacific Traffic Education Centre (PTEC), in Vancouver, British Columbia. PTEC is a joint venture of the Insurance Corporation of British Columbia and the Justice Institute of British Columbia. PTEC also promotes traffic safety through its affiliation with organizations such as the Institute of Police Technology & Management, University of North Florida, The British Columbia Safety Council, University of British Columbia Accident Research Team, Federal and Provincial Crown Corporations and private industry.

     The NHTSA contributed research during the American testing and Safe Transportation will continue to examine the impact of its new technology with regard to accident control and reduced stopping distance analysis on both ABS and non-ABS tractor-trailer configurations.

     According to conclusions drawn from these independent evaluations, the Accident Control and Anti-Jackknife System:

     o Prevented jackknifing, trailer-swing and rollover of the tractor-trailer in all test permutations;

     o Does not interfere with normal highway operations, such as passing maneuvers or obstacle avoidance; and

     o Enhances the driver's ability to maintain steering control by limiting articulation angle during the jackknifing, trailer-swing or out of control incident.


PRODUCT RELIABILITY
-------------------

     An independent engineering firm forensically audited the Accident Control and Anti-Jackknife System and reported on how it stood up to the rigorous testing and the hard hits. The tested system withstood over 100 attempted jackknifes with some impacts at speeds of up to 60 MPH and loads in excess of 80,000 lbs. Bacon Donaldson Engineering of Richmond, British Colombia reported that the system deviated less than 5/100 of an inch from its original specifications.

THE INDUSTRY
------------

     In 1999, The Commercial Carrier Journal Census of the Professional Truck Fleet Market stated that there are over 5 million trailers currently in use on the roads in the United States and Canada.

     According to the U.S. Department of Commerce, over 300,000 new trailers were sold and delivered in the U.S. annually in 1999. The top 29 trailer manufacturers command 90% of the U.S. domestic market.

     Trucking is vital to the US economy. The American Trucking Associations recently stated, "Trucks move most of America's freight and are the transportation backbone of the American economy...the trucking industry accounts for 81% of the country's freight revenue."

     The U.S. Department of Transportation, National Highway Traffic Safety Administration (NHTSA) stated in 1999, ". . . data indicates that run-off-road, jackknife and rollover accidents account for 23.2% of all reported truck incidents. . . ." The Vehicle Stability and Control Division, NHTSA, stated in 2000, trailer-swing accounts for an additional 6% of all large truck accidents. Large trucks account for more than their share of highway deaths.

     According to the U.S. Bureau of Labor Statistics, highway crashes are the number one occupational cause of death. Statistically for every truck driver fatally injured in a truck accident a corresponding five motorists are also killed. In 2000, 857 truck drivers were killed and 5,362 motorists died as a result of those accidents. According to the same statistics, truck driving is
8.5 times more risky  occupation  than being an airline pilot or taxicab driver;
5.5 times more deadly than being a law enforcement officer; and 4 times more deadly than being a construction laborer.

     For the year 2000, the NHTSA reported large trucks in the U.S. caused:

     o  5,362 Fatalities

     o  142,000 Injuries

     o  453,000 Accidents

     o  $24 Billion in Insurance Losses


SALES AND MARKETING
-------------------

     Given the economic importance of keeping trucks moving safely and efficiently, Safe Transportation has developed a multi-pronged National Marketing Campaign, which divides North America into five regional districts geographically arranged with consideration to major trucking fleets, petroleum and chemical refineries, deep-sea ports and heavy industry. The campaign includes:

     o DIRECT SALES. Safe Transportation intends to initially market to the 65,000 carriers that employ liquid petroleum tankers and the 350,000 hazardous material haulers. Safe Transportation believes these tankers and haulers have the greatest incentive to use its product because of the potential harm that could be caused in accidents.

     o In addition to identifying the top fleets, Safe Transportation intends to continue to market through and maintain its active memberships in strategic industry associations like:

        o The American Trucking Association with over 45,000 member trucking companies.

        o The National Tank Truck Carriers, which represents 85% of petroleum hazardous material hauler fleets.

        o  The   North   American   Chemical  Distributors  Association,   which
           represents 90% of chemical distributors.

        o The Truck Trailer Manufacturers Association, which represents 90% of new trailer manufacturers.

        o  The  Commercial  Vehicle   Safety   Alliance,   the   administration,
           compliance and enforcement body representing State, Federal and Provincial Governments for commercial vehicle safety.

     Safe Transportation intends to increase exposure through all of these key associations with presentations to their boards, as well as hosting exhibits at their trade shows and annual conferences.

     o In order to introduce the potential benefits of its product, Safe Transportation has begun to work with the insurance industry, private and public insurance corporations; key industry lobby and research organizations like the Insurance Institute for Highway Safety and the Highway Loss Data Institute; and the industry's education branch, The American Institute for Chartered Property Casualty Underwriters and the Insurance Institute of America.

     o Safe Transportation will seek to develop strategic alliances with original equipment trailer manufacturers. Department of Labor published in 2000 suggest there are 300,000 new trailers sold and delivered in the U.S. annually.

     o Safe Transportation is working with an established Washington, D.C. lobbying firm to furnish government and public affairs consulting services and to develop of a government public affairs strategy to acquaint appropriate members of the U.S. Congress and relevant government agencies with the existence of the technology and its potential to improve highway safety.

     o Safe Transportation intends to expand by pursuing joint ventures. In October 2001, Safe Transportation entered into a Subscription and Distribution Agreement which provides for, among other things, Safe
        Transportation to obtain 50% of the common stock of, together with 800,000 shares of preferred stock in a newly formed United Kingdom corporation, Safe Europe Plc., which will market Safe Transportation's product in Europe and the Middle East. Safe Transportation also received a promissory note for $202,000 with interest accruing at 12% per year until December 31, 2001 and 18% per year thereafter. In 2002, Safe Transportation assigned 50% of the preferred stock it receives from Safe Europe and the promissory note to a creditor in satisfaction of a $175,000 note payable. Under this agreement, Safe Europe will be the exclusive distributor of Safe Transportation's product in Europe and the Middle East. Safe Europe has the right to purchase the product from Safe Transportation or to manufacture the products itself. Safe Europe will pay Safe Transportation a royalty on each unit-produced equal to 12.5% of its cost or $250.00, whichever is higher. Safe Transportation has the right to appoint three of the six directors in Safe Europe.

COMPETITION
-----------

     Currently, there is no known active competitor that markets an Accident Control and Anti-Jackknife System. However, in the late 1980s a company conducted testing of a rudimentary anti-jackknife device and lobbied some levels of government, the transportation sector and the insurance industry. This company published material stating it had conducted tests and the subsequent evaluations resulted in the State of New Mexico drafting legislation to mandate the use of anti-jackknife devices. It further stated the State of Texas contemplated insurance premium reductions for resident fleets employing anti-jackknife devices on their trailers, and both states used the device on their fleets. To our knowledge, this competitor is no longer doing business.

GOVERNMENTAL REGULATION
-----------------------

     Safe   Transportation   believes  it  complies  with  applicable  laws  and
regulations.   Safe   Transportation  has  made,  and  will  continue  to  make, expenditures to comply with such laws and regulations.

EMPLOYEES
---------

     Safe Transportation has five full-time employees. Safe Transportation anticipates hiring approximately 20 to 25 employees over the next 12 months if sufficient funding is obtained. None of Safe Transportation's employees are represented by unions. There has been no disruption of operations due to labor disputes. Management considers its relations with its employees to be good.

CONSULTING ARRANGEMENTS
-----------------------

     Safe Transportation has entered into the following consulting arrangements to assist in the development of its business operations.

     o In August 2001, Safe Transportation entered into a Business Consultant Agreement with MK Associates, Inc. Pursuant to this agreement, MK Associates will provide advice and counsel regarding business and financial plans, investor relations, strategy and negotiations with potential lenders and investors, merger and acquisition candidates, joint ventures, corporate partners and others involving financial and business related transactions. In addition, MK Associates will assist Safe Transportation in establishing business relationships with investment professionals. In exchange for these services, MK Associates will be paid a percentage of any business obtained by Safe Transportation as a result of MK Associates' efforts.

     o In September 2001, Safe Transportation entered into a financial consultant agreement with Yorkville Advisors Management, LLC. Pursuant to this agreement, Yorkville Advisors will serve as financial consultant and advisor to the Company, on a nonexclusive basis for a period of 12 months. For its services, Yorkville Advisors will be paid $15,000. Yorkville Advisors is the manager of Cornell Capital Partners.

     o In September 2001, Safe Transportation entered into a three-month Investment Banking Agreement with Hornblower & Weeks, Inc., a registered broker-dealer. Pursuant to this agreement, Hornblower & Weeks will assist Safe Transportation in a variety of financial matters, including capital raising transactions. For its services, Hornblower & Weeks was paid $5,000 per month for three months. In addition, Hornblower & Weeks will receive a percentage of any business or capital received by Safe Transportation as a result of Hornblower & Weeks' efforts.

     o In March 2002, Safe Transportation entered into a Business Advisory and Consulting Services Agreement with Tarshish Capital Markets, pursuant to which Tarshish Capital markets will use its best efforts to raise funds in a private offering. Among other things, the agreement has an initial term of six months. For its services, Tarshish Capital Markets received 500,000 shares of common stock.


ITEM 2.  DESCRIPTION OF PROPERTY

OFFICE SPACE LEASE
------------------

     Safe Transportation maintains executive offices and its national marketing headquarters at 909 Lakeway Drive, Suite 208, Bellingham, WA, 98226; and sales offices at 409 Granville Street, Suite 400, Vancouver, British Colombia, Canada V6C 1T2.

INTELLECTUAL PROPERTY
---------------------

     In June 1999, Safe Transportation filed a U.S. provisional patent application for its first Accident Control and Anti-Jackknife System. In June 2000, Safe Transportation filed Patent Cooperation Treaty Applications applications.

ITEM 3.  LEGAL PROCEEDINGS

     Safe Transportation is aware of the following actual and threatened legal proceedings:

     In August 2001, a default judgment was entered against Safe Transportation for $9,652.39, plus interest. The case was styled as RAELYN, LTD. V. SAFE TRANSPORTATION SYSTEMS, INC., case no. 01-2-01296-3, in the Superior Court of the State of Washington in and for Whatcom County. The judgment relates to the non-payment of leasehold improvements.

     In August  2001, a judgment was entered  against  Safe  Transportation  for
$23,676.44, plus interest. After a payment of $4,900 in October 2000, the balance is approximately $18,650. The case was styled as HIGHER PLANE CABINETWORKS, INC. V. SAFE TRANSPORTATION SYSTEMS, INC., case no. 01-2-01058-8, Superior Court of Washington for Skagit County. The judgment relates to the non-payment of leasehold improvements.

     In August 2001, a judgment was entered against Safe Transportation for $30,981.15, plus interest. The case was styled as VIRGINIA M. BENTON V. SAFE TRANSPORTATION, ET AL., case no. CV01-1408, In the District Court of the County of Whatcom in and for the State of Washington. The judgment relates to the non-payment of back wages to a former employee.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS TRADING MARKET

     Safe Transportation's common stock is quoted on the Over-the-Counter Bulletin Board maintained by the NASD under the symbol "SFTS."

     The following table sets forth the range of high and low bid quotations for each calendar quarter for Safe Transportation's common stock for the prior two years and the first quarter of 2002.

                                                    BID PRICE PER SHARE
                                             -----------------------------------
                                                   HIGH                  LOW
                                             ----------------  -----------------
      January 3, 2000 - March 31, 2000          $0.1000              $0.1000
      April 3, 2000 - June 30, 2000                 N/A                  N/A
      July 3, 2000 - September 29, 2000         $2.0625              $1.0100
      October 2, 2000 - December 29, 2000       $2.7500              $0.1000

      January 2, 2001 - March 30, 2001          $4.1500              $1.0100
      April 2, 2001 - June 29, 2001             $1.4000              $0.4000
      July 2, 2001 - September 28, 2001         $0.4800              $0.1000
      October 1, 2001 - December 31, 2001       $0.1950              $0.0500

      January 2, 2002 - March 29, 2002          $0.1100              $0.0500

     The above prices were obtained from Pink Sheets, LLC. The quotations represent inter-dealer quotations, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

     As of May 5, 2002, Safe Transportation believes there were approximately 87 holders of record of our common stock.

     We have not paid dividends in the past on any class of stock and we do not anticipate paying dividends in the foreseeable future.


SALES OF UNREGISTERED SECURITIES BY SAFE TRANSPORTATION SYSTEMS, INC.

     In March 2002, Safe Transportation entered into a Business Advisory and Consulting Services Agreement with Tarshish Capital Markets, pursuant to which Tarshish Capital Markets will use its best efforts to raise funds in a private offering. The agreement provides for an initial term of six months. For its services, Tarshish Capital Markets will receive 500,000 shares of common stock.

     In January 2002, Safe Transportation borrowed $20,812 from Cornell Capital Partners, L.P. These loans bears an interest rate of 12% per year and were due in March 2002. Safe Transportation is in default of these loans for failing to pay principal and interest when due. Our Executive Vice President, James B. Long, personally guaranteed the loan and pledged 4,250,000 shares of common stock as collateral to secure his guaranty obligations. Cornell Capital Partners had started selling the pledged shares in partial satisfaction of the indebtedness.

     In December 2001, Safe Transportation borrowed $46,000 and $26,000 from Cornell Capital Partners, L.P. The loans bear an interest rate of 12% per year and the first loan was due in January 2002 and the second loan was due in February 2002. Safe Transportation is in default of these loans for failing to pay principal and interest when due. In connection with these loans, Safe Transportation granted to Cornell Capital Partners warrants to purchase 46,000 shares of common stock, at an exercise price of $0.01 per share. Our Executive Vice President, James B. Long, personally guaranteed the loan and pledged 4,250,000 shares of common stock as collateral to secure his guaranty obligations. Cornell Capital Partners had started selling the pledged shares in partial satisfaction of the indebtedness.

     In October 2001, Safe Transportation issued a warrant to purchase 250,000 shares of common stock at an exercise price of $0.08 per share. The warrant expires in October 2006 and allows the holder to sell any or all of the warrants to Safe Transportation for $0.08 per share at any time prior to expiration. This warrant was issued in connection with the renegotiation of $202,100 loans originally due by December 15, 2001. The new terms of this loan provide for monthly interest payments at 12% per year through December 31, 2001 and 18% thereafter, with principal due in January 2003. In 2002, this loan has been satisfied by the assignment of 50% of the preferred stock of Safe Europe and a promissory note in the amount of $202,100 due from Safe Europe.

     From September to November 2001, Safe Transportation received $150,000 from the issuance of convertible debentures. These debentures accrue interest at a rate of 6% per year and mature five years from the issuance date. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) $0.24 or (ii) 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. At maturity, Safe Transportation has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) $0.24 or (ii) 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. In connection with these convertible debentures, Safe Transportation entered into various consulting agreements which provide for, among other things, the payment of fees aggregating approximately $30,000.

     In October 2001, Safe Transportation issued options to acquire 2,050,000 shares of common stock to various professionals, consultants and employees. All of these options have an exercise price of $0.05 per share and expire on December 31, 2002. The fair value of these options of $82,000 were estimated using the Black-Scholes pricing model with the following assumptions: (i) expected life of the options of approximately one year, (ii) expected volatility in the market price of common stock of 200%, (iii) no expected dividends and
(iv) a risk-free interest rate of approximately 2.5%.

     In September 2001, Safe Transportation entered into an Equity Line of Credit Agreement with Cornell Capital Partners, LP. Under this agreement, Safe Transportation may issue and sell common stock to Cornell Capital Partners for a total purchase price of up to $5.0 million. Subject to certain conditions, Safe Transportation will be entitled to commence drawing down on the equity line of credit when the common stock under the Equity Line of Credit is registered with the SEC and for two years thereafter. The amount of each advance is subject to an aggregate maximum advance amount of $208,333 in any thirty-day period. The purchase price for the shares will be equal to 90% of the lowest closing bid price of the common stock during the five trading days following the notice date. In addition, Cornell is entitled to retain 3.75% of each advance. Cornell Capital Partners was entitled to a one-time commitment fee of $177,500, payable in two installments. The first installment was paid on September 6, 2001 and amounted to 781,250 shares of common stock. The second installment is due on the earlier of the filing of a registration statement registering the shares of common stock to be issued under the Equity Line of Credit or March 2002. The shares due under the second installment have not yet been issued. Safe Transportation also will pay a placement agent fee by issuing 100,000 shares of common stock to Westrock Advisors, Inc., a registered broker-dealer.

     Between January and August 2001, Safe Transportation sold 1,314,019 shares of common stock for a total of $157,682 or $0.12 per share. On July 2, 2001, Safe Transportation issued 25,000 shares of common stock to a consultant at a fair-market value of $9,000.

     On December 28, 2000, Sweets & Eats, Inc. completed its merger with Safe Transportation Systems, Inc. Pursuant to the merger agreement, the former stockholders of Safe Transportation received 12,000,000 shares of Sweets & Eats, and the former stockholders of Sweets & Eats, Inc. retained 4,000,000 shares. At the date of the transaction, Sweets & Eats, Inc. had no assets, liabilities or operations. Therefore, for accounting purposes, the transaction was treated as a reorganization and accounted for as a reverse acquisition.

     During 2000, Safe Transportation sold 449,135 shares of common stock for $383,260. During 2000, 83,789 shares of common stock were issued for services. The fair market value of $71,500 was charged to expense.

     On October 19, 2000, Safe Transportation issued 1,050,000 shares of common stock: 500,000 shares to five outside directors, 500,000 shares to a financial consulting firm and 50,000 shares to an attorney.

     On October 19, 2000, Safe Transportation issued stock options for 2,655,000 shares of common stock at an exercise price of $1.00. Subsequently, options to purchase 500,000 shares of common stock issued to a consultant were canceled. The options do not have an expiration date. Certain management personnel received options for 2,105,000 shares in exchange for the relinquishment of any development and proprietary rights and/or royalties and/or licensing fee to the anti-jackknifing systems. An attorney received options for 50,000 shares for services. These options were recorded at fair value of $1,141,650 using the Black-Scholes pricing model. The calculation assumed a 5.66% risk-free interest rate, 0% dividend yield, 0.0001% volatility, and a ten-year life, since the options did not have an expiration date.

     On October 1, 2000, in contemplation of the merger with Sweets & Eats, Inc., Safe Transportation split its shares 1.17 for one and all share amounts have been reflected retroactively.

     From June through September 1999, Safe Transportation sold 247,970 shares for $211,600. On August 25, 1999, 41,016 shares of Common Stock were issued for services. The fair market value of $35,000 was charged to expense.

     On May 31, 1999, Safe Transportation sold 10,913,245 shares to officers for $93,125 and 264,844 shares for $113,000. Compensation expense was charged for the difference between the cost and the fair market value of $4,563,190.

     In July 1998, Safe Transportation issued one share of common stock to its founder.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF SAFE TRANSPORTATION AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS FILING. STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND ELSEWHERE IN THIS FILING THAT ARE NOT STATEMENTS OF HISTORICAL OR CURRENT FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS."

OVERVIEW

     Safe Transportation was incorporated in Florida on December 6, 1994 as Big Daddy's Auto Sales, Inc. Big Daddy's Auto Sales was in the business of selling used automobiles. On April 19, 2000, Big Daddy's Auto Sales, Inc. changed its name to Sweets & Eats, Inc. Sweets & Eats was in the business of selling chocolate candy over the Internet. On December 18, 2000, Sweets & Eats, Inc. entered into a reverse merger with Safe Transportation Systems, Inc. In that merger, the former stockholders of Safe Transportation Systems, Inc. received 12,000,000 shares of common stock of Sweets & Eats for all of the common stock of Safe Transportation Systems, Inc. In that merger, Sweets & Eats changed its name to Safe Transportation Systems, Inc.

     Between July 1998 and October 2000, Safe Transportation developed and tested safety products for the trucking industry. During that time, Safe Transportation spent approximately $8 million on administration and developing and patenting a proprietary technology called the Accident Control and Anti-Jackknife System. This system is intended to help prevent a tractor-trailer from losing control and jackknifing. The U.S. Department of Transportation defines "jackknifing" as occurring when the rear wheels of the tractor lose traction. This instability results in the tractor rotating rapidly and violently slamming into the side of the trailer.

     Safe Transportation has completed development and testing of the Accident Control and Anti-Jackknife System and has now focused its efforts on marketing and distribution. To date, Safe Transportation has not earned any revenue from the sale of this product.

PLAN OF OPERATION

     Given the economic importance of keeping trucks moving safely and efficiently, Safe Transportation has developed a multi-pronged National Marketing Campaign, which divides North America into five regional districts geographically arranged with consideration to major trucking fleets, petroleum and chemical refineries, deep-sea ports and heavy industry. The campaign includes:

     o DIRECT SALES. Safe Transportation intends to initially market to the 65,000 carriers that employ liquid petroleum tankers and the 350,000 hazardous material haulers. Safe Transportation believes these tankers and haulers have the greatest incentive to use its product because of the potential harm that could be caused in accidents. These companies have the highest insurance costs; the highest cargo risks; the most expensive equipment and the greatest liabilities in an accident.

     o In addition to identifying the top fleets, Safe Transportation intends to continue to market through and maintain its active memberships in strategic industry associations like:

          o The American Trucking Association with over 45,000 member trucking companies.

          o The National Tank Truck Carriers, which represents 85% of petroleum hazardous material hauler fleets.

          o  The  North  American  Chemical  Distributors   Association,   which
             represents 90% of chemical distributors.

          o The Truck Trailer Manufacturers Association, which represents 90% of new trailer manufacturers.

          o  The  Commercial  Vehicle  Safety  Alliance,   the   administration,
             compliance and enforcement body representing State, Federal and Provincial Governments for commercial vehicle safety.

     Safe Transportation intends to increase exposure through all of these key associations with presentations to their boards as well as hosting exhibits at their trade shows and annual conferences.

     o In order to introduce the potential benefits of its product, Safe Transportation has begun to work with the insurance industry, private and public insurance corporations; key industry lobby and research organizations like the Insurance Institute for Highway Safety and the Highway Loss Data Institute; and the industry's education branch, The American Institute for Chartered Property Casualty Underwriters and the Insurance Institute of America.

     o Safe Transportation will seek to develop strategic alliances with original equipment trailer manufacturers.

     o Safe Transportation is working with an established Washington D.C. lobbying firm to furnish government and public affairs consulting services and to develop of a government public affairs strategy to acquaint appropriate Members of the U.S. Congress and relevant government agencies with the existence of the technology and its potential to improve highway safety.

     o Safe Transportation intends to expand by pursuing joint ventures. In October 2001, Safe Transportation entered into a Subscription and Distribution Agreement which provides for, among other things, Safe Transportation to obtain 50% of the common stock of, together with 800,000 shares of preferred stock in a newly formed United Kingdom corporation, Safe Europe Plc., which will market Safe Transportation's product in Europe and the Middle East. Safe Transportation also received a promissory note for $202,000 with interest accruing at 12% per year until December 31, 2001 and 18% per year thereafter. Safe Transportation assigned 50% of the preferred stock it receives from Safe Europe and the promissory note to a creditor in satisfaction of a $175,000 note payable. Under this agreement, Safe Europe will be the exclusive distributor of Safe Transportation's product in Europe and the Middle East. Safe Europe has the right to purchase the product from Safe Transportation or to manufacture the products itself. Safe Europe will pay Safe Transportation a royalty on each unit produced equal to 12.5% of its cost or $250.00, whichever is higher. Safe Transportation has the right to appoint three of the six directors in Safe Europe.

     Safe Transportation Systems has out-sourced the manufacture of its product to a third party and intends to concentrate its efforts on the sales, marketing and distribution of its product.

RESEARCH AND DEVELOPMENT

     Safe Transportation believes that its product is ready for market and does not anticipate incurring any significant research and development expenses over the next 12 months.

PLANT AND EQUIPMENT

     Safe Transportation does not anticipate incurring any significant expenses for the purchase of plant or equipment over the next 12 months.

EMPLOYEES

     Safe Transportation has five full time employees and anticipates increasing the number of employees to approximately 20-25 over the next 12 months if funding permits.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000. During the year ended December 31, 2001, Safe Transportation had no revenues from operations. It incurred selling, general and administrative expenses of $1,178,802 in the year ended December 31, 2001 compared to $2,761,511 in the comparable period in the prior year. The decrease in selling, general and administrative expenses resulted principally from the reduction of non-cash compensation in the form of stock and option granted to directors, employees and consultants. The decrease in non-cash compensation was partially offset by an increase in payroll resulting primarily from the transition from a research and development company to a marketing and distribution company. Selling, general and administrative expenses for the year ended December 31, 2001 consisted primarily of payroll and payroll taxes of $477,000, rent of $116,500, insurance of $48,000, professional fees of $136,000, travel and marketing of $51,000, telephone of $34,000, depreciation and amortization of $43,000, interest of $83,000 and miscellaneous expenses of $49,000. These operating expenses resulted in a net loss of $(1,178,802) or $(0.06) per share in the year ended December 31, 2001 compared to a net loss of $(2,761,511) or $(0.23) per share in the comparable period in the prior year. Selling, general and administrative expenses for the year ended December 31, 2000 consisted primarily of non-cash compensation of $2,263,150, rent of $36,000, advertising and promotion of $141,000, professional fees of $70,000, travel of $122,000, telephone of $9,000, depreciation and amortization of $3,000, payroll and payroll taxes of $36,000 and miscellaneous office of $75,000.

LIQUIDITY AND SOURCES OF CASH

     Safe Transportation is dependent on external cash to fund its operations. It will need to raise capital to continue operations and to complete its transition from a research and development company to a marketing and distribution company. During this transition, Safe Transportation anticipates that its most significant operating expense will be sales, marketing, distribution, OEM integration and technical support expenses. As of December 31, 2001, Safe Transportation had $11,474 of cash-on-hand.

     For the year ended December 31, 2001, Safe Transportation had a net increase in cash of $10,749, derived primarily from net cash provided by financing activities, which offset net cash used in operating and investing activities. Net cash provided by financing activities totaled $537,861, consisting primarily of stockholders' loans of $52,950, notes payable of $72,000 and the proceeds of long-term debt of $175,000, convertible debentures of $150,000 and common stock of $151,411. Net cash used in operating activities totaled $359,162, consisting primarily of a net loss of $1,178,802, which was partially offset by depreciation and amortization of $63,449, loss on disposals of property and equipment of $62,449 and an increase in accounts payable and accrued expenses of $640,142. Net cash used in investing activities totaled $167,950 and consisted of the purchase of engineering patterns and casting molds, computer equipment and software, and furniture and fixtures.

     From September to November 2001, Safe Transportation raised $150,000 of gross proceeds from the issuance of convertible debentures. These debentures accrue interest at a rate of 6% per year and mature five years from the issuance date. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) $0.24 or (ii) 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. At maturity, Safe Transportation has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) $0.24 or (ii) 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date. In connection with these convertible debentures, Safe Transportation entered into various consulting agreements which provide for, among other things, the payment of fees of approximately $30,000.

     In December 2001, Safe Transportation borrowed $46,000 and $26,000 from Cornell Capital Partners, L.P. The loans bear an interest rate of 12% per year and the first loan was due in January 2002 and the second loan was due in February 2002. Safe Transportation is in default of these loans for failing to pay principal and interest when due. In connection with these loans, Safe Transportation granted to Cornell Capital Partners warrants to purchase 46,000 shares of common stock at an exercise price of $0.01 per share. Our Executive Vice President, James B. Long, personally guaranteed the loan and pledged 4,250,000 shares of common stock as collateral to secure his guaranty obligations. Cornell Capital Partners has started selling the pledged shares in partial satisfaction of the indebtedness.

     In September 2001, Safe Transportation entered into an Equity Line of Credit Agreement with Cornell Capital Partners, LP. Under this agreement, Safe Transportation may issue and sell common stock to Cornell for a total purchase price of up to $5.0 million. Subject to certain conditions, Safe Transportation will be entitled to commence drawing down on the equity line of credit when the common stock under the Equity Line of Credit is registered with the Securities and Exchange Commission and for two years thereafter. The purchase price for the shares will be equal to 90% of the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $208,333 in any thirty-day period. Cornell was entitled to a one-time fee equal to $177,500, payable in shares of common stock in two equal installments. The first installment was paid in September 2001 and resulted in the issuance of 781,250 shares of common stock. The second installment is due on the earlier of the filing of a registration statement registering the shares of common stock to be issued under the Equity Line of Credit or March 2002. Cornell is entitled to retain 3.75% of each advance. In addition, Safe Transportation will entered into a placement agent agreement with Westrock Advisors, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, Safe Transportation will pay a one-time placement agent fee of 100,000 shares of common stock.

     In 2002, Safe Transportation satisfied a note payable of $175,000, plus interest. Originally, this note payable was due in monthly installments of principal and interest through December 15, 2001. Safe Transportation defaulted on the original terms of the note and, in October 2001, renegotiated the terms. The new terms provide for monthly interest payments at 12% per year through December 31, 2001 and 18% thereafter, with principal due in January 2003. In 2002, Safe Transportation assigned 50% of the preferred stock in Safe Europe and a promissory note in the amount of $202,100 it received from Safe Europe to the creditor in satisfaction of the notes payable.

     In January 2002, Safe Transportation borrowed $20,812 from Cornell Capital Partners, L.P. The loan bears an interest rate of 12% per year and the first loan was due in March 2002. Safe Transportation is in default of these loans for failing to pay principal and interest when due. Our Executive Vice President, James B. Long, personally guaranteed the loan and pledged 4,872,000 shares of common stock as collateral to secure his guaranty obligations. Cornell Capital Partners had started selling the pledged shares in partial satisfaction of the indebtedness.

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

BUSINESS RISK FACTORS

     Safe Transportation is subject to various risks that may materially harm its business, financial condition and results of operations. YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS FILING BEFORE DECIDING TO PURCHASE OUR COMMON STOCK. IF ANY

OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

     WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

     We have historically lost money. In the year ended December 31, 2001, we had a net loss of $(1,178,802) or $(0.06) per share. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

     WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

     We have relied on significant external financing to fund our operations. Such financing has historically come from a combination of borrowings and sale of common stock from third parties and funds provided by certain officers and directors. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs.

     WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

     Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the year ended December 31, 2001 financial statements, which states that Safe Transportation's ability to continue as a going concern depends upon its ability to achieve profitable operations and positive cash flows from operations or obtaining debt or equity financing. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for three months with the cash currently on hand.

     WE HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2001 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES ON THAT DATE

     We had a working capital deficit of $955,812 at December 31, 2001, which means that our current liabilities exceeded our current assets on December 31, 2001 by $955,812. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2001 were not sufficient to satisfy all of our current liabilities on that date.

     OUR FUTURE DEPENDS UPON THE MARKET ACCEPTANCE OF A SINGLE PRODUCT

     Safe Transportation markets and distributes a single product called the Accident Control and Anti-Jackknife System. To date, Safe Transportation has not had any revenue from the sale of its product. Safe Transportation's success is completely dependent on the trucking industry's acceptance of this product, such that Safe Transportation can generate sufficient revenues and cash flow to finance its operations. Safe Transportation may need to overcome substantial hurdles to obtain such market acceptance, including convincing the trucking industry of the necessity of such product and encouraging insurance companies and government entities to offer incentives to use our product. Such incentives may include lower insurance premiums or tax rebates. No assurances can be given that the market will accept our product.

     THE PRICE OF OUR COMMON STOCK MAY BE AFFECTED BY A LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

     There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

     WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

     Our success largely depends on the efforts and abilities of key executives and consultants, including Ian Pallett, our Chief Executive Officer and President, and James B. Long, our Executive Vice President. The loss of the services of either Mr. Long or Mr. Pallett could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain a key-man life insurance policy on either Mr. Long or Mr. Pallett.

ITEM 7.  FINANCIAL STATEMENTS

                                             SAFE TRANSPORTATION SYSTEMS, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
------------------------------------------------------------------------------

                                                          FINANCIAL STATEMENTS

                                                             DECEMBER 31, 2001

C O N T E N T S
                                                                      Page
------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORTS                                         F-1 - F-2

FINANCIAL STATEMENTS

      Balance Sheet                                                     F-3

      Statements of Operations                                          F-4

      Statements of Changes in Deficiency in Assets                     F-5

      Statements of Cash Flows                                          F-6

      Notes to Financial Statements                                  F-7 - F-16

INDEPENDENT AUDITORS' REPORT
------------------------------------------------------------------------------

Board of Directors
Safe Transportation Systems, Inc.

We have audited the accompanying balance sheet of Safe Transportation Systems, Inc. (a development stage company) as of December 31, 2001 and the related statements of operations and changes in deficiency in assets and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2000 financial statements were audited by other auditors whose report dated April 16, 2001, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period from inception (July 8, 1998) through December 31, 1999 were audited by other auditors whose report dated December 29, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Transportation Systems, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained operating losses and negative cash flows from operations since inception, has experienced severe liquidity problems and has negative working capital which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    /s/ KAUFMAN, ROSSIN & CO., P.A.
                                    -------------------------------
                                    KAUFMAN, ROSSIN & CO., P.A.

April 25, 2002
Miami, Florida

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors
Safe Transportation Systems, Inc.,
Formerly Sweets & Eats, Inc.


We have audited the related statements of operations and deficiency in assets and cash flows for the year ended December 31, 2000 of Safe Transportation Systems, Inc., (a development stage company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit of Safe Transportation Systems, Inc., (a development stage company), the financial statements referred to above present fairly, in all material respects, the results of its operation and its cash flow for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ SWEENEY, GATES & CO.
                                    ------------------------
                                    SWEENEY, GATES & CO.

Fort Lauderdale, Florida
April 16, 2001

SAFE TRANSPORTATION SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2001
================================================================================
ASSETS
================================================================================

CURRENT ASSETS - CASH                                            $    11,474

PROPERTY AND EQUIPMENT (NOTE 3)                                      113,968

DEFERRED OFFERING COSTS (NOTE 8)                                      37,500

PREPAID CONSULTING FEES (NOTE 4)                                      10,000

PATENT PENDING COSTS                                                  11,469

DEPOSITS                                                               2,500
--------------------------------------------------------------------------------

      TOTAL ASSETS                                               $   186,911
================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS
================================================================================

CURRENT LIABILITIES
   Accounts payable and accrued expenses                         $   824,336
   Current portion of long-term debt (Note 7)                         20,000
   Loans payable - stockholders (Note 6)                              50,950
   Notes payable (Note 6)                                             72,000
--------------------------------------------------------------------------------
     Total current liabilities                                       967,286

CONVERTIBLE DEBENTURES (NOTE 4)                                      150,000
LONG-TERM DEBT (NOTE 7)                                              202,100
--------------------------------------------------------------------------------
      Total liabilities                                            1,319,386
--------------------------------------------------------------------------------


COMMITMENTS (NOTE 11)

DEFICIENCY IN ASSETS
   Preferred stock, no par value 5,000,000 shares
      authorized, no shares issued and outstanding                         -
   Common stock, $0.001 par value 50,000,000 shares
      authorized, 19,170,269 shares issued and
      outstanding (Note 10)                                           19,170
   Additional paid-in capital                                      8,027,828
   Accumulated other comprehensive loss                        (       6,794)
   Deficit accumulated during the development stage            (   9,172,679)
--------------------------------------------------------------------------------
     Total deficiency in assets                                (   1,132,475)
--------------------------------------------------------------------------------

      TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                 $   186,911
================================================================================



                             See accompanying notes.

SAFE TRANSPORTATION SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000 AND THE PERIOD
FROM INCEPTION (JULY 8, 1998) TO DECEMBER 31, 2001
==========================================================================================


                                           Year Ended December 31,           Inception
                                      ---------------------------------- (July 8, 1998) to
                                            2001              2000       December 31, 2001
==========================================================================================
SALES                                    $        -        $        -       $        -
------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Selling, general and administrative
   Non-cash compensation and
services                                      39,000        2,263,150        6,900,340
   Other selling, general and
administrative                             1,139,802          491,892        1,935,549
  Research and development                         -            6,469          336,790
------------------------------------------------------------------------------------------
     Total operating expenses              1,178,802        2,761,511        9,172,679
------------------------------------------------------------------------------------------

NET LOSS                                 $1,178,802        $2,761,511       $9,172,679
==========================================================================================

LOSS PER SHARE - BASIC AND DILUTED    (  $     0.06)    ( $      0.23)
==========================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                            18,317,247       12,096,665
==========================================================================================



                             See accompanying notes.

SAFE TRANSPORTATION SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN DEFICIENCY IN ASSETS
YEARS ENDED DECEMBER 31, 2001 AND 2000 AND THE PERIOD FROM INCEPTION  (JULY 8,
1998) TO DECEMBER 31, 2001

=============================================================================================================================
                                                                                                  Deficit
                                                                                 Accumulated    Accumulated
                                           Common Stock                             Other        During The
                                  ------------------------------    Additional   Comprehensive  Development
                                      Shares         Amount      Paid-In Capital Income/(Loss)     Stage          Total
=============================================================================================================================
                                             1     $        -     $        1     $        -     $        -     $        1
Issuance of stock, July 8, 1998
Foreign currency translation
   adjustment                                -              -              -          3,531              -          3,531
Net loss                                     -              -              -              -   (    169,082)  (    169,082)
-----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1998                  1              -              1          3,531   (    169,082)  (    165,550)
Sale of stock                       11,426,059         11,426        406,299              -              -        417,725
Charge for sale of stock at less
   than fair market value                    -              -      4,563,190              -              -      4,563,190
Issuance of stock for services          41,016             41         34,959              -              -         35,000
Foreign currency translation
   adjustment                                -              -              -   (     14,539)             -   (     14,539)
Net loss                                     -              -              -              -   (  5,063,284)  (  5,063,284)
-----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1999         11,467,076         11,467      5,004,449   (     11,008)  (  5,232,366)  (    227,458)
Contribution of stockholders'
   loans                                     -              -        194,261              -              -        194,261
Sale of stock                          449,135            449        382,811              -              -        383,260
Issuance of stock for services       1,133,789          1,134      1,120,366              -              -      1,121,500
Issuance of stock options for
   services                                  -              -      1,141,650              -              -      1,141,650
Reorganization                       4,000,000          4,000   (      4,000)             -              -              -
Foreign currency translation
   adjustment                                -              -              -          4,042              -          4,042
Net loss                                     -              -              -              -   (  2,761,511)  (  2,761,511)
-----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2000         17,050,000         17,050      7,839,537   (      6,966)  (  7,993,877)  (    144,256)
Sale of stock                        1,314,019          1,314        156,368              -              -        157,682
Private placement costs                      -              -   (      6,271)             -              -   (      6,271)
Issuance of stock for equity line
   of credit                           781,250            781   (        781)             -              -              -
Issuance of stock for services          25,000             25          8,975              -              -          9,000
Issuance of stock options for
   services                                  -              -         30,000              -              -         30,000
Foreign currency translation
   adjustment                                -              -              -            172              -            172
Net loss                                     -              -              -              -   (  1,178,802)  (  1,178,802)
-----------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2001         $19,170,269    $   19,170     $8,027,828   ( $    6,794)  ( $9,172,679)  ( $1,132,475)
=============================================================================================================================



                             See accompanying notes.

SAFE TRANSPORTATION SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000 AND THE PERIOD
FROM INCEPTION (JULY 8, 1998) TO DECEMBER 31, 2001
==========================================================================================


                                                                             Inception
                                                                              (July 8,
                                                Year Ended December 31,       1998) to
                                             ----------------------------   December 31,
                                                  2001           2000           2001
==========================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   ( $1,178,802)  ( $2,761,511)  ( $9,172,679)
------------------------------------------------------------------------------------------
  Adjustments to reconcile net loss to net
    cash used in operating activities:
   Depreciation and amortization                  63,449          3,089         66,538
   Loss on disposals of property and
    equipment                                     62,449              -         62,449
   Issuance of stock for services                  9,000      1,121,500      5,728,690
   Issuance of stock options for services         30,000      1,141,650      1,171,650
   Accrued interest on long-term debt             47,100              -         47,100
   Changes in operating assets and
    liabilities:
     Patent pending costs                              -    (    11,469)   (    11,469)
     Prepaid consulting fees                 (    30,000)             -    (    30,000)
     Deposits                                (     2,500)             -    (     2,500)
     Accounts payable and accrued expenses       640,142        141,498        817,542
------------------------------------------------------------------------------------------
        Total adjustments                        819,640      2,396,268      7,850,000
------------------------------------------------------------------------------------------
         Net cash used in operating
          activities                         (   359,162)   (   365,243)   ( 1,322,679)
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment        (   167,950)   (    31,005)   (   198,955)
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of deferred offering costs         (    37,500)             -    (    37,500)
  Proceeds from loans payable -
   stockholders                                   52,950              -         52,950
  Payments on loans payable - stockholders   (     2,000)             -    (     2,000)
  Proceeds from notes payable                     72,000              -         72,000
  Proceeds from long-term debt                   175,000              -        175,000
  Payment of loan costs                      (    24,000)             -    (    24,000)
  Proceeds from convertible debentures           150,000              -        150,000
  Net advances from stockholders                       -         13,316        194,261
  Proceeds from sale of stock, net               151,411        383,260        952,397
------------------------------------------------------------------------------------------
        Net cash provided by financing
         activities                              537,861        396,576      1,533,108
------------------------------------------------------------------------------------------

NET INCREASE IN CASH                              10,749            328         11,474

CASH - BEGINNING OF PERIOD                           725            397              -
------------------------------------------------------------------------------------------

CASH - END OF PERIOD                           $  11,474      $     725      $  11,474
==========================================================================================

Supplemental Disclosures of Cash Flow
 Information:
==========================================================================================

  Interest paid                                $  27,617      $       -      $  27,617
==========================================================================================

  Income taxes paid                            $       -      $       -      $       -
==========================================================================================




                             See accompanying notes.

SAFE TRANSPORTATION SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
================================================================================

--------------------------------------------------------------------------------
NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

            BUSINESS AND BASIS OF PRESENTATION

            Big Daddy's Auto Sales, Inc. ("Big Daddy's") was incorporated on December 6, 1994 in Florida. On April 19, 2000, Big Daddy's
            changed its name to Sweets & Eats, Inc. ("S & E"). On December 18, 2000, the stockholders of S & E approved a merger with Safe Transportation Systems, Inc. ("the Company"), a Wyoming corporation located in Bellingham, Washington.

            The merger agreement provided that the Company's stockholders receive 12,000,000 shares of common stock of S & E. At the date of the transaction, S & E had no assets, liabilities or operations. Therefore, for accounting purposes, the transaction was treated as a reorganization and accounted for as a reverse acquisition. The accompanying financial statements reflect the assets, liabilities and operations of the Company as if it had been the reporting entity since inception. On January 3, 2001, S & E changed its name to Safe Transportation Systems, Inc.

            The Company is in the business of developing, marketing and distributing safety products for the trucking industry. The Company is in the development stage and its efforts through December 31, 2001 were principally devoted to organizational activities, raising capital and development of its accident control and anti-jackknife system for tractor-trailers.

            PROPERTY AND EQUIPMENT

            Property and equipment is recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense currently.

            DEPRECIATION

            Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 3 to 7 years.

            INCOME TAXES

            The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, which requires a liability approach to calculating deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial reporting and income tax bases of assets and liabilities and are measured using enacted tax rates and laws expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

--------------------------------------------------------------------------------
NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

            USE OF ESTIMATES

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates.

            FAIR VALUE OF FINANCIAL INSTRUMENTS

            Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used in estimating the fair values of each class of financial instruments disclosed herein:

               CASH AND ACCOUNTS PAYABLE AND ACCRUED EXPENSES - The carrying amounts approximate fair value because of the short-term maturity of the instruments.

               NOTES PAYABLE, LOANS PAYABLE, LONG-TERM DEBT AND CONVERTIBLE DEBENTURES - The fair value is estimated using discounted cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2001 the fair values approximated the carrying values.

            RESEARCH AND DEVELOPMENT EXPENSES

            Research and development expenses are charged to operations as incurred.

            START-UP COSTS

            The Company accounts for start up costs in accordance with the Accounting Standards Executive Committee of the AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which requires start-up costs, including organizational costs be expensed as incurred. Accordingly, the Company expensed all start-up costs.

            NET INCOME (LOSS) PER SHARE

            The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net income (loss) per share; Basic and Diluted. Basic earnings
            (loss) per share is computed using the weighted average number of common shares outstanding during the period. Outstanding stock options and warrants were not considered in the calculation of diluted earnings (loss) per share as their effect would have been antidilutive. Securities that could potentially dilute basic earnings per share in the future consist of options and warrants to purchase 8,518,057 shares of common stock at various exercise prices ranging from $.01 through $1.00 (see note 12). Shares outstanding exclude 15,690,000 shares of common stock that management believes were issued without proper authorization. The Company anticipates that such shares will be cancelled.

--------------------------------------------------------------------------------
NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

            SEGMENT REPORTING

            Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.
            131) requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about product and services, geographic areas and major customers. The Company did not have any separately reportable operating segments for the period from inception (July 8, 1998) through December 31, 2001.

            FOREIGN CURRENCY TRANSLATION

            The functional currency of the Company was the Canadian dollar until October 18, 2000. Since that date, the Company reports in United States dollars. Accordingly, the Company has applied the current rate method to translate the prior financial statements and the current transactions into United States dollars. All assets and liabilities are translated using the period-end exchange rate and all expenses are translated at the average of exchange in effect during the period. Translation adjustments are recorded in comprehensive income (loss) in the statement of changes in deficiency in assets.

            NEW ACCOUNTING PRONOUNCEMENTS

            In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company is currently assessing the impact of SFAS Nos. 141 and 142 which is not expected to have a material impact on the Company's financial statements, however, future amortization of goodwill that relates to future acquisitions, if any, will be affected by these statements.

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

            The Company believes that adopting SFAS Nos. 143 and 144 will not have a material impact on the financial statements.

--------------------------------------------------------------------------------
NOTE 2.     GOING CONCERN
--------------------------------------------------------------------------------

            The Company has sustained operating losses and negative cash flows from operations since inception, has experienced severe liquidity problems and has negative working capital at December 31, 2001. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and positive cash flows from operations or obtaining debt or equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

            Management's plans in regard to this matter is to raise capital pursuant to an Equity Line of Credit Agreement (see Note 8) and become profitable by marketing its accident control and anti-jackknife system in the United States and Europe.


--------------------------------------------------------------------------------
NOTE 3.     PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

            Property and equipment at December 31, 2001 consisted of the following:

            Furniture and fixtures                                  $   82,030
            Computer equipment and software                             22,883
            Engineering and patterns                                    27,792
            --------------------------------------------------------------------
                                                                       132,705
            Less: accumulated depreciation                         (    18,737)
            --------------------------------------------------------------------

                                                                    $  113,968
            ====================================================================

            Depreciation expense for the year ended December 31, 2001 and 2000 amounted to $19,449 and 3,089, respectively.


--------------------------------------------------------------------------------
NOTE 4.     CONVERTIBLE DEBENTURES
--------------------------------------------------------------------------------

            From September through November 2001, the Company borrowed an aggregate of $150,000 from various unrelated parties and issued convertible debentures which provide for, among other things, interest at 6% per annum and matures five years from the funding date. The debentures are convertible at the holder's option any time up to maturity at a specified price, as defined. At the Company's option, at maturity, the entire principal amount and all accrued interest shall be either paid to the holder or converted to common stock at a specified price, as defined.

            In connection with these convertible debentures, the Company entered into various consulting agreements which provide for, among other things, the payment of fees aggregating approximately $30,000. These fees were recorded as prepaid consulting costs on the accompanying balance sheet and are amortized over the life of the consulting agreements. Amortization expense for the year ended December 31, 2001 amounted to $20,000.

--------------------------------------------------------------------------------
NOTE 5.     SUBSCRIPTION AND DISTRIBUTION AGREEMENT
--------------------------------------------------------------------------------

            In October 2001, the Company entered into a Subscription and Distribution Agreement which provides for, among other things, the Company to obtain a 50% ownership interest in a newly formed United Kingdom Corporation ("Safe Europe") which will market the products developed by the Company in Europe and the Middle East. Pursuant to the agreement, Safe Europe was to raise capital through a private placement offering and repay $202,100 of the Company's long-term debt. The private placement and debt repayment were completed in 2002.


--------------------------------------------------------------------------------
NOTE 6.     LOANS AND NOTES PAYABLE
--------------------------------------------------------------------------------

            Loans payable - stockholders at December 31, 2001 represents unsecured loans from various stockholders which are due on demand and bear interest at 8% per annum.

            Notes payable at December 31, 2001 consists of two notes payable to an unrelated partnership which bear interest at 12% per annum and mature through February 28, 2002, with the interest rate increasing to 24% thereafter. One of the notes contains a warrant to purchase 46,000 shares of common stock for $0.01 per share. The notes are guaranteed by one of the stockholders.


--------------------------------------------------------------------------------
NOTE 7.     LONG-TERM DEBT
--------------------------------------------------------------------------------

            Long-term debt at December 31, 2001 consists of a note payable to an individual which originally was due in monthly installments of principal and interest through December 15, 2001. The Company defaulted on the original terms of the note and in October 2001, renegotiated the terms of the note with the lender. The new terms provide for monthly interest payments at 12% per annum through December 31, 2001 and 18% per annum thereafter, with principal due in January 2003. In addition, the lender received a warrant to purchase 250,000 shares of common stock of the Company at $.08 per share. The warrant expires in October 2006 and allows the warrant holder to sell any or all of the warrants to the Company for $.08 per share at any time prior to expiration. Accordingly, the current portion of long-term debt includes $20,000 related to this "put" option.


--------------------------------------------------------------------------------
NOTE 8.     EQUITY LINE OF CREDIT
--------------------------------------------------------------------------------

            In September 2001, the Company entered into an Equity Line of Credit Agreement (Agreement) with an entity (Investor). Under this Agreement, the Company may issue and sell to the Investor common stock for a total purchase price of up to $5,000,000. This Agreement will commence when the common stock under the Agreement is registered with the Securities and Exchange Commission and will continue for two years thereafter. The amount of each advance is subject to an aggregate maximum advance amount of $208,333 in any thirty day period. The purchase price for the shares will be equal to 90% of the lowest closing bid price of the common stock during the five trading days following the notice date.

--------------------------------------------------------------------------------
NOTE 8.     EQUITY LINE OF CREDIT (CONTINUED)
--------------------------------------------------------------------------------

            As consideration for entering into the Agreement, the Company will pay the Investor a fee equal to $177,500, payable in shares of common stock in two equal installments. The first installment was paid on September 6, 2001 and amounted to 781,250 shares of common stock. The second installment is due on the earlier of the filing of a registration statement registering the shares of common stock to be issued under the Agreement or six months after the closing date, whichever occurs first. The shares under the second installment have not yet been issued. The Company will also pay the Investor a fee of 3.75% of each advance.

            In connection with the Agreement, the Company paid $37,500 in professional fees which have been recorded on the accompanying balance sheet as deferred offering costs. These fees will be deducted from the proceeds related to the sale of common stock under the agreement in future periods.


--------------------------------------------------------------------------------
NOTE 9.     INCOME TAXES
--------------------------------------------------------------------------------

            The components of income taxes were as follows:

                                                         2001           2000
            ====================================================================

            Provision (Benefit) For Income Taxes
              Current                                 $       -      $       -

              Deferred                                  398,000         70,000

            Change in Valuation Allowance           (   398,000)   (    70,000)
            --------------------------------------------------------------------

            Income Tax Expense                        $       -      $       -
            ====================================================================

            The major elements contributing to the difference between income taxes and the amount computed by applying the federal statutory tax rate of 34% to income before income taxes for the years ended December 31, 2001 and 2000 are as follows:

                                                         2001           2000
            ====================================================================

            Income tax benefit at statutory rate      $ 401,000      $ 818,000
            Change in valuation allowance           (   398,000)   (    70,000)
            Canadian losses prior to merger                   -    (   150,000)
            Non-deductible expenses                           -    (   598,000)
            Permanent differences and other         (     3,000)             -
            --------------------------------------------------------------------

                                                      $       -      $       -
            ====================================================================

            The Company has net operating loss carryforwards of approximately $1,006,000 for United States income tax purposes, expiring in various years through 2021.

--------------------------------------------------------------------------------
NOTE 9.     INCOME TAXES (CONTINUED)
--------------------------------------------------------------------------------

            At  December   31,  2001,   approximate   deferred  tax  assets  and
            liabilities were as follows:

            DEFERRED TAX ASSETS:
            --------------------
            Accrued payroll                                          $ 126,000
            Net operating loss carryforward                            342,000
            --------------------------------------------------------------------
            Total deferred tax assets                                  468,000
            Less valuation allowance                                 ( 468,000)
            --------------------------------------------------------------------
                                                                     $       -
            ====================================================================


--------------------------------------------------------------------------------
NOTE 10.    CAPITAL TRANSACTIONS
--------------------------------------------------------------------------------

            On October 1, 2000, in contemplation of the merger with S & E, the Company split its shares 1.17 for one and all share amounts have been reflected retroactively.

            In July 1998, the Company issued one share of common stock to its founder.

            On May 31, 1999, the Company sold 10,913,245 shares to officers for $93,125 and 264,844 shares for $113,000. Compensation expense was charged for the difference between the cost and the fair market value of $4,563,190.

            From June through September 1999, the Company sold 247,970 shares for $211,600. On August 25, 1999, 41,016 shares of common stock were issued for services. The fair market value of $35,000 was charged to expense.

            During 2000, the Company sold 449,135 shares of common stock for $383,260 and 83,789 shares of common stock were issued for services. The fair market value of $71,500 was charged to expense.

            On October 19, 2000, the Company issued 1,050,000 shares of common stock: 500,000 to five outside members of the board of directors, 500,000 to a financial consulting firm and 50,000 to an attorney. The fair market value of $1,050,000 was charged to expense.

            On October 19, 2000, the Company issued nonqualified stock options to purchase 2,655,000 shares of common stock at an exercise price of $1.00 per share, vesting immediately. The options do not have an expiration date. Of this amount, certain members of management received options to purchase 2,105,000 shares in exchange for the relinquishment of any development and proprietary rights and/or royalties and/or licensing fee to the anti-jackknifing systems. A financial consulting firm received options for 500,000 shares for services, which options were cancelled in 2001. An attorney received options for 50,000 shares for services. These options were recorded at the fair market value of $1,141,650 using the Black-Scholes option formula. The calculation assumed a 5.66% risk-free interest rate, 0% dividend yield, 0.0001% volatility, and a ten-year life, since the options did not have an expiration date.

--------------------------------------------------------------------------------
NOTE 10.    CAPITAL TRANSACTIONS (CONTINUED)
--------------------------------------------------------------------------------

            On December 18, 2000, the Company completed a merger with S & E (See
            Note 1).

            In January 2001, the Company commenced a private placement offering of securities. The Company was seeking to raise up to $5,700,000 by selling up to 3,700,000 shares of common stock at $1 per share and 1,000,000 shares of common stock at $2 per share. In August 2001, the Company repriced the offering at $0.12 per share and issued three attached warrants to purchase one share of common stock with each warrant at exercise prices of $0.25, $0.375 and $0.50. All shares issued related to the private placement have been adjusted for this repricing. 1,314,019 shares were sold for an aggregate purchase price of $157,682 less offering costs of $6,271.

            On July 2, 2001, the Company issued 25,000 shares of common stock to a consultant at a fair market value of $9,000.

            On October 12, 2001, the Company issued options to purchase 750,000 shares of common stock to various consultants. The options are exercisable upon grant at $.05 per share and expire on December 31, 2002. The fair market value of the options granted was $30,000.

--------------------------------------------------------------------------------
NOTE 11.    COMMITMENTS
--------------------------------------------------------------------------------

            OPERATING LEASE

            The Company leases its office facilities under a non-cancelable operating lease.

            The future minimum lease payments under this agreement for years subsequent to December 31, 2001 are as follows:

            2002                                                     $  12,000
            2003                                                         8,000
            --------------------------------------------------------------------

                                                                     $  20,000
            ====================================================================

            Total rent expense for the year ended December 31, 2001 was approximately $117,000.

            EMPLOYMENT AGREEMENTS

            On January 1, 2001, the Company entered into employment agreements with the President and Executive Vice President. The agreements terminate on December 31, 2011 and provide for, among other things an initial base salary of $120,000 each. The salaries will be adjusted annually to an equal industry standard of a comparably capitalized and successful undertaking at a rate no less than ten percent of the prior year.

--------------------------------------------------------------------------------
NOTE 12.    STOCK BASED COMPENSATION
--------------------------------------------------------------------------------

            The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") in 1997. The Company has elected to continue using Accounting Principles Board Opinion No. 25,
            "Accounting for Stock Issued to Employees" in accounting for employee stock options. Accordingly, compensation expense has been recorded to the extent that the market value of the underlying stock exceeded the exercise price at the date of grant.

            Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation," ("SFAS No. 123") requires the Company to provide pro forma information regarding net income and earnings per common share as if compensation cost for the Company's Stock Option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The fair value of the options granted in 2001 were estimated by using the Black-Scholes pricing model with the following assumptions: (i) expected life of the options of approximately 1 year, (ii) expected volatility in the market price of the Company's common stock of 200%, (iii) no expected dividends, and (iv) a risk free interest rate of approximately 2.5%.

            Under the accounting provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per share for the year ended December 31, 2001 would have been approximately $1,231,000 and $0.07, respectively.

            Stock option activity for the years ended December 31, 2001 and 2000 were as follows:

                                                   Number of    Weighted Average
                                                    Options      Exercise Price
            --------------------------------------------------------------------

            Balance, January 1, 2000                        -        $     -
            Granted during the year                 2,655,000        $  1.00
            Exercised  and  returned  during the
            year                                            -        $     -
            Forfeited/cancelled during the year             -        $     -
            ----------------------------------------------------
            Balance, December 31, 2000              2,655,000        $  1.00
            Granted during the year                 2,050,000        $  0.05
            Exercised  and  returned  during the
            year                                            -        $     -
            Forfeited/cancelled during the year  (    500,000)       $  1.00
            ----------------------------------------------------

            Balance, December 31, 2001              4,205,000        $  0.54
            ====================================================

            Exercisable, December 31, 2001          4,205,000        $  0.54
            ====================================================

            The weighted-average fair value of options granted during 2001, using the fair value calculations discussed above was $0.04 per option.

--------------------------------------------------------------------------------
NOTE 12.    STOCK BASED COMPENSATION (CONTINUED)
--------------------------------------------------------------------------------

            Exercise prices for options outstanding as of December 31, 2001 ranged from $0.05 to $1.00. The weighted average remaining contractual life of these options is as follows, assuming a ten year life for options without a stated life:

                                                                      Weighted
                                                                       Average
                                                                      Remaining
                 Exercise                       Weighted Average     Contractual
                  Price             Shares       Exercise Price     Life (Years)
            --------------------------------------------------------------------

                  $0.05          2,050,000            $0.05            1.00
                  $1.00          2,155,000            $1.00            8.75

            In addition to the above options, the Company has outstanding 4,313,057 warrants to purchase common stock at various exercise prices ranging from $0.01 to $0.50.


--------------------------------------------------------------------------------
NOTE 13.    SUBSEQUENT EVENT
--------------------------------------------------------------------------------

            In March 2002, the Company entered into a Business Advisory and Consulting Services Agreement with a private venture capital consulting firm, whereby the consultant will use its best efforts to raise funds in a private offering for the Company. The agreement provides for, among other things, an initial term of six months and the consultant to receive 500,000 shares of restricted common stock of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with our independent public accountants on accounting and financial disclosure in 2001.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     Safe Transportation's present directors and executive officers are as follows:

     NAME                 AGE   POSITION
     ------------------- -----  --------------------------------------
     Ian Pallett          53    President, Chief Executive Officer and
                                Chairman of the Board

     James B. Long        42    Executive Vice President and Director

     Lawrence J. Brady    61    Director

     The following is a brief description of the background of the directors and executive officers of Safe Transportation.



IAN PALLETT, PRESIDENT CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS

     Prior to joining Safe Transportation in the spring of 1998, Mr. Pallett served as President of Penn Lease Corporation from 1995 to 1998. Penn Lease Corporation was in the business of leasing primarily heavy machinery and automobiles. Mr. Pallett brings over 20 years experience as a highly creative executive specializing in innovative financial services to the transport industry particularly involving investment services such as finance structuring, lease facilitation and currency hedging strategies for trans-border carriers. He has worked extensively with foreign and US banks, syndicates, institutional funds and brokerages.

     From 1990 to 1995, Mr. Pallett was a turnaround consultant to automobile and truck fleet dealers in Edmonton and Vancouver where he specialized in restructuring the dealership's leasing and insurance operations.

     Mr. Pallett's administrative, financial, leasing and lending expertise gives Safe Transportation the ability to offer clients diverse and unique finance options for employing Safe Transportation's technology.

     Mr.  Pallett  attended  Vancouver City College,  Langara,  where he studied
Honors Math and Physics. Mr. Pallett is also a co-inventor of the Safe Transportation's proprietary technologies.

JAMES B. LONG EXECUTIVE VICE PRESIDENT, FOUNDER OF SAFE TRANSPORTATION, AND DIRECTOR

     James B. Long has substantial business management, marketing, sales skills, beginning in 1980 with IBM, and progressed through a series of increasingly senior positions in the business equipment and telecommunications industry.

     From 1987 to 1992, Mr. Long was VP Sales and Marketing for Marathon Telecommunications, a data logistics firm. In 1992 he co-founded Starcom International Optics Corporation which linked Vancouver B.C. to Seattle, Washington with one of the first fiber optic links joining Canada to the United States.

     From 1994 to 1997, Mr. Long co-developed an aerodynamic device for the tractor-trailer industry. As Director and VP of Sales and Marketing with Gorlan Fairing Inc. he proved the value of the technology to industry as recognized by the Innovation Center of Waterloo, Ontario, where the invention won first prize as the Most Environmentally Useful Innovation Award of 1996.

     Mr. Long brings his highly strategic approach to the task of corporate development, international marketing and strategic alliances. Mr. Long is a co-inventor of Safe Transportation's new technologies.

     Mr. Long earned a Diploma of Technology in Marketing Management from the British Columbia Institute of Technology.

LAWRENCE J. BRADY, DIRECTOR

     Since December 1997, Mr. Brady has been Chief Executive Officer and Chairman of the Board of American Technologies Group, Inc. American Technologies Group is in the business of developing water technologies. From 1994 until he joined the American Technologies Group, Mr. Brady was an independent consultant except for a five-month period during which he served as president of Chantal Pharmaceutical Corp., a corporation in the business of distributing pharmaceutical products. From 1991 to 1994, Mr. Brady served as a director and founder of Capitoline International Group, Ltd., a consulting firm. He was a Senior Vice President of Hill & Knowlton Public Affairs Worldwide from 1987 to 1991 and Director of International Marketing for Sanders Associates, a Lockheed subsidiary from 1985 to 1987.

     Mr. Brady served as Assistant Secretary of Commerce for Trade Administration in the Reagan Administration, responsible for administering federal government export and import trade regulation functions, which included high technology, export control and enforcement programs, the anti-dumping and countervailing duty laws and the anti-boycott and foreign trade zone programs. He has completed all requirements for a Ph.D. in International Economics and International Affairs except for the dissertation.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table shows all the cash compensation paid by Safe Transportation, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2001, 2000 and 1999 to Safe Transportation's President and Chief Executive Officer. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to this executive officer during these fiscal years. No executive officer earned a total annual salary and bonus for any of these years in excess of $100,000.

                                   ANNUAL COMPENSATION                                 LONG-TERM COMPENSATION
                         -------------------------------------------    ----------------------------------------------------
                                                                                 AWARDS           PAYOUTS
                                                                        -----------------------   -------
                                                            OTHER       RESTRICTED
                                                           ANNUAL         STOCK        OPTIONS/        LTIP      ALL OTHER
                                   SALARY     BONUS     COMPENSATION     AWARD(S)        SARS        PAYOUTS    COMPENSATION
NAME AND                           ------     -----     ------------     --------        ----        -------    ------------
PRINCIPAL POSITION        YEAR       ($)        ($)           ($)           ($)           (#)          ($)          ($)
------------------        ----       ---        ---           ---           ---           ---          ---          ---

James B. Long(1)          2001    120,000(3)     --      9,000(3)            --       500,000(2)        --             --
  Executive               2000            --     --            --            --      1,000,000          --             --
  Vice-President          1999        96,000     --            --            --             --          --             --


Ian Pallett(1)            2001    120,000(3)     --      9,000(3)            --       500,000(2)        --             --
  President               2000            --     --            --            --      1,000,000          --             --
                          1999            --     --            --            --             --          --             --


(1)   Mr. Long was President and Chief Executive  Officer of Safe  Transportation  until June 1, 2001. On that date, Mr. Long became
      Executive Vice-President and Mr. Pallett was promoted to President and Chief Executive Officer.

(2)   In 2001,  Safe  Transportation  granted  each of Mr. Long and Mr.  Pallett  options to  purchase a total of 500,000  shares of common stock at $0.05.  These  options  expire on December 31, 2002.  In 2000,  Safe  Transportation  granted each of Mr. Long and Mr.  Pallett  options to purchase a total of 1,000,000  shares of common stock at $1.00.  These options expire do not have an expiration date.

(3)   Salaries  were  accrued  but unpaid as of  December  31,  2001.  Each of Messrs.  Long and  Pallett  were also  entitled to an automobile allowance of $9,000 per year.  The automobile allowance was accrued but unpaid as of December 31, 2001.

     The following table contains information regarding options granted during the year ended December 31, 2001 to Safe Transportation's named executive officers.


                                                       OPTION/SAR GRANTS TABLE

                                         % TOTAL
                 NO. OF SECURITIES      OPTIONS/SAR'S
                     UNDERLYING           GRANTED TO
                   OPTIONS/SAR'S      EMPLOYEES IN 2001    EXERCISE OR BASE PRICE
NAME                GRANTED (#)              (%)               ($ PER SHARE)          EXPIRATION DATE
---------------- ------------------ --------------------  ------------------------- --------------------
James B. Long        500,000                 50%                    $0.05           December 31, 2002
Ian Pallett          500,000                 50%                    $0.05           December 31, 2002


     The following table contains information regarding options exercised in the year ended December 31, 2001, and the number of shares of common stock underlying options held as of December 31, 2001, by Safe Transportation's named executive officer.


                                                  AGGREGATED OPTIONS/SAR EXERCISES
                                                       IN LAST FISCAL YEAR AND
                                                FISCAL YEAR END OPTIONS/SAR VALUES(1)

                                                            NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                     SHARES                                UNDERLYING UNEXERCISED         IN-THE-MONEY
                   ACQUIRED ON           VALUE                 OPTIONS/SAR'S AT          OPTIONS/SAR'S AT
NAME                EXERCISE          REALIZED ($)            FISCAL YEAR END(1)        FISCAL YEAR END(2)
---------------- ------------------ --------------------  ------------------------- ----------------------
James B. Long         --                 --                Exercisable:    1,500,000              --
Ian Pallett           --                 --                Exercisable:    1,500,000              --

---------------------------------

(1) These grants represent options to purchase common stock. No SAR's have been granted.

(2) The value of the unexercised in-the-money options were calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options as of December 30, 2001.


EMPLOYMENT AGREEMENTS

     On January 1, 2001, Safe Transportation entered into an Executive Employment Agreement with James B. Long. Pursuant to the terms of this agreement, Mr. Long will serve as Safe Transportation's President and Chief Executive Officer. The agreement has a ten-year term. The agreement provides for a base salary of $120,000, plus annual increases of not less than ten percent per year. In addition, the agreement provides for an automobile allowance of $750 per month. Mr. Long will be entitled to annual vacation of 6 weeks in year one, 7 weeks in year two, 8 weeks in years three through five and 12 weeks in years six through ten. In connection with the agreement, Mr. Long assigned all rights he had to certain technology used in connection with Safe Transportation's product. In exchange, in October 2001, Safe Transportation granted Mr. Long options to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share. These options do not have an expiration date.

     On January 1, 2001, Safe Transportation entered into an Executive Employment Agreement with Ian Pallett. Pursuant to the terms of this agreement, Mr. Pallett will serve as Safe Transportation's Executive Vice President. The agreement has a ten-year term. The agreement provides for a base salary of $120,000, plus annual increases of not less than ten percent per year. In addition, the agreement provides for an automobile allowance of $750 per month. Mr. Pallett will be entitled to annual vacation of 6 weeks in year one, 7 weeks in year two, 8 weeks in years three through five and 12 weeks in years six through ten. In connection with the agreement, Mr. Pallett assigned all rights he had to certain technology used in connection with Safe Transportation's product. In exchange, in October 2001, Safe Transportation granted Mr. Pallett options to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share. These options do not have an expiration date.

     On June 1, 2001, Ian Pallett assumed the position of President & CEO and James B. Long became Executive Vice President.

STOCK OPTION PLAN

     The Company does not have a formal stock option plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of May 5, 2002, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

                                                     COMMON STOCK
                                                  BENEFICIALLY OWNED
                                          --------------------------------------
NAME/ADDRESS                                   NUMBER               PERCENT(1)
----------------------------------------  -----------------  -------------------

James B. Long(2)                             9,122,000                46.4%
Ian Pallett(3)                               4,591,720                23.3%
Lawrence J. Brady(4)                           200,000                 1.0%
All Directors and Officers as a Group       13,913,720                70.7%
------------------------------------

(1) Applicable percentage of ownership is based on 19,670,269 shares of common stock outstanding as of May 5, 2002, together with securities exercisable or convertible into shares of common stock within 60 days of May 5, 2002 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of May 5, 2002 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The common stock is the only outstanding class of equity securities of Safe Transportation.

(2) Represents 7,622,000 shares of common stock, plus options to purchase 1,500,000 shares of common stock, of which 1,000,000 options have an exercise price of $1.00 per share and 500,000 options have an exercise price of $0.05 per share. Mr. Long has pledged a total of 4,250,000 shares of common stock as collateral to secure loans of $92,812 made by Cornell Capital Partners, L.P. to Safe Transportation. Cornell Capital Partners has started to sell these pledged shares in partial satisfaction of the guaranty obligations. Safe Transportation anticipates that it will issue additional shares to Mr. Long to replace any shares of common stock sold by Cornell Capital Partners, subject to the approval of the Board of Directors. As a result, no adjustment has been made to reflect the number of shares of common stock sold by Cornell Capital Partners.

(3) Represents 3,091,720 shares of common stock, plus options to purchase 1,500,000 shares of common stock, of which 1,000,000 options have an exercise price of $1.00 per share and 500,000 options have an exercise price of $0.05 per share.

(4) Represents 100,000 shares of common stock, plus options to purchase 100,000 shares of common stock at an exercise price of $0.05 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 1, 2001, Safe Transportation entered into an Executive Employment Agreement with James B. Long. Pursuant to the terms of this agreement, Mr. Long will serve as Safe Transportation's President and Chief Executive Officer. The agreement has a ten-year term. The agreement provides for a base salary of $120,000, plus annual increases of not less than ten percent per year. In addition, the agreement provides for an automobile allowance of $750 per month. Mr. Long will be entitled to annual vacation of 6 weeks in year one, 7 weeks in year two, 8 weeks in years three through five and 12 weeks in years six through ten. In connection with the agreement, Mr. Long assigned all rights he had to certain technology used in connection with Safe Transportation's product. In exchange, in October 2001, Safe Transportation granted Mr. Long options to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share.

     On January 1, 2001, Safe Transportation entered into an Executive Employment Agreement with Ian Pallett. Pursuant to the terms of this agreement, Mr. Pallett will serve as Safe Transportation's Executive Vice President. The agreement has a ten-year term. The agreement provides for a base salary of $120,000, plus annual increases of not less than ten percent per year. In addition, the agreement provides for an automobile allowance of $750 per month. Mr. Pallett will be entitled to annual vacation of 6 weeks in year one, 7 weeks in year two, 8 weeks in years three through five and 12 weeks in years six through ten. In connection with the agreement, Mr. Pallett assigned all rights he had to certain technology used in connection with Safe Transportation's product. In exchange, in October 2001, Safe Transportation granted Mr. Pallett options to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share.

     On June 1, 2001, Ian Pallet assumed the position of President & CEO and James B. Long became Executive Vice-President.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as part of this registration statement:

EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------           -----------                                              --------

Exhibit No.           Description                                              Location

2.1                   Articles of Merger Between Safe Transportation           Incorporated by reference to Exhibit 2.1 to
                      Systems, Inc. and Sweets and Eats, Inc. dated December   the Registrant's Form 10-KSB filed on April
                      28, 2000                                                 24, 2001

2.2                   Certificate of Incorporation of Safe Transportation      Incorporated by reference to Exhibit 2.2 to
                      Systems, Inc.                                            the Registrant's Form 10-KSB filed on April
                                                                               24, 2001

2.3                   Certificate of Continuance and Good Standing of Safe     Incorporated by reference to Exhibit 2.3 to
                      Transportation Systems, Inc.                             the Registrant's Form 10-KSB filed on April
                                                                               24, 2001

2.4                   Articles of Incorporation of Big Daddy's Auto Sales,     Incorporated by reference to Exhibit 2.4 to
                      Inc.                                                     the Registrant's Form 10-KSB filed on April
                                                                               24, 2001

2.5                   Amendment to Articles of Incorporation of Big Daddy's    Incorporated by reference to Exhibit 2.5 to
                      Auto Sales, Inc.                                         the Registrant's Form 10-KSB filed on April
                                                                               24, 2001

2.6                   Amendment to Articles of Incorporation of Big Daddy's    Incorporated by reference to Exhibit 2.6 to
                      Auto Sales, Inc.                                         the Registrant's Form 10-KSB filed on April
                                                                               24, 2001

2.7                   Amendment of Articles of Incorporation of Sweets &       Incorporated by reference to Exhibit 2.7 to
                      Eats, Inc.                                               the Registrant's Form 10-KSB filed on April
                                                                               24, 2001

2.8                   Bylaws                                                   Incorporated by reference to Exhibit 2.8 to
                                                                               the Registrant's Form 10-KSB filed on April
                                                                               24, 2001

10.1                  Lease Agreement, between Safe Transportation Systems,    Incorporated by reference to Exhibit 6.2 to
                      Inc. and the Port of Bellingham                          the Registrant's Form 10-KSB filed on April
                                                                               24, 2001

10.2                  Merger Agreement, dated December 18, 2000, between       Incorporated by reference to Exhibit 8.1 to
                      Safe Transportation, Inc. and Sweets and Eats, Inc.      the Registrant's Form 10-KSB filed on April
                                                                               24, 2001

10.3                  Agreement for the Exchange of Common Stock, dated        Incorporated by reference to Exhibit 8.2 to
                      December 18, 2000, between Safe Transportation, Inc.     the Registrant's Form 10-KSB filed on April
                      and Sweets and Eats, Inc.                                24, 2001

10.4                  Executive Employment Agreement, dated January 1, 2001,   Incorporated by reference to Exhibit 99.1 to
                      between Safe Transportation Systems, Inc. and Ian        the Registrant's Form 10-KSB filed on April
                      Pallet                                                   24, 2001




10.5                  Executive Employment Agreement, dated January 1, 2001,   Incorporated by reference to Exhibit 99.2 to
                      between Safe Transportation Systems, Inc. and James B.   the Registrant's Form 10-KSB filed on April
                      Long                                                     24, 2001

10.6                  Subscription and Distribution Agreement dated as of      Incorporated by reference to Exhibit 10.7 to
                      October 24, 2001 among Safe Transportation Systems,      the Registrant's Form 10-QSB for the quarter
                      Inc., Safe Europe Limited, Timothy Meyrich and Wilton    ended September 30, 2001
                      Capital Limited

10.7                  Securities Purchase Agreement dated as of September      Incorporated by reference to Exhibit 10.8 to
                      2001 between Safe Transportation Systems, Inc. and the   the Registrant's Form 10-QSB for the quarter
                      Buyers listed thereon                                    ended September 30, 2001

10.8                  Registration Rights Agreement dated as of September      Incorporated by reference to Exhibit 10.9 to
                      2001 between Safe Transportation Systems, Inc. and the   the Registrant's Form 10-QSB for the quarter
                      Buyer listed thereon                                     ended September 30, 2001

10.9                  Form of Debenture                                        Incorporated by reference to Exhibit 10.10 to
                                                                               the Registrant's Form 10-QSB for the quarter
                                                                               ended September 30, 2001

10.10                 Escrow Agreement dated as of September 2001 among Safe   Incorporated by reference to Exhibit 10.11 to
                      Transportation Systems, Inc., Yorkville Advisors         the Registrant's Form 10-QSB for the quarter
                      Management, LLC and First Union National Bank            ended September 30, 2001

10.11                 Escrow Agreement dated as of September 2001 among Safe   Incorporated by reference to Exhibit 10.12 to
                      Transportation Systems, Inc., Cornell Capital            the Registrant's Form 10-QSB for the quarter
                      Partners, LP, Butler Gonzalez LLP and First Union        ended September 30, 2001
                      National Bank

10.12                 Registration Rights Agreement dated as of September      Incorporated by reference to Exhibit 10.13 to
                      2001 between Safe Transportation Systems, Inc. and       the Registrant's Form 10-QSB for the quarter
                      Cornell Capital Partners, LP                             ended September 30, 2001

10.13                 Equity Line of Credit Agreement dated as of September    Incorporated by reference to Exhibit 10.14 to
                      2001 between Cornell Capital Partners, LP and Safe       the Registrant's Form 10-QSB for the quarter
                      Transportation Systems, Inc.                             ended September 30, 2001

10.14                 Business Consultant Agreement dated as of August 21,     Incorporated by reference to Exhibit 10.14 to
                      2001 between Safe Transportation Systems, Inc. and MK    the Registrant's Form SB-2 filed with the SEC
                      Associates, Inc.                                         on February 14, 2002

10.15                 Investment Banking Agreement dated as of September 19,   Incorporated by reference to Exhibit 10.15 to
                      2001 between Safe Transportation Systems, Inc. and       the Registrant's Form SB-2 filed with the SEC
                      Hornblower & Weeks, Inc.                                 on February 14, 2002

10.16                 Non-Negotiable Promissory Note dated as of November      Incorporated by reference to Exhibit 10.16 to
                      30, 2001 in the Original Principal Amount of $46,000     the Registrant's Form SB-2 filed with the SEC
                      given by Safe Transportation Systems, Inc. to Cornell    on February 14, 2002
                      Capital Partners, L.P.

10.17                 Warrant dated as of November 30, 2001 between Safe       Incorporated by reference to Exhibit 10.17 to
                      Transportation System, Inc. and Cornell Capital          the Registrant's Form SB-2 filed with the SEC
                      Partners, L.P.                                           on February 14, 2002




10.18                 Guaranty dated as of November 30, 2001 between Safe      Incorporated by reference to Exhibit 10.18 to
                      Transportation Systems, Inc. and Cornell Capital         the Registrant's Form SB-2 filed with the SEC
                      Partners, L.P.                                           on February 14, 2002

10.19                 Placement Agent Agreement between Westrock Advisors,     Incorporated by reference to Exhibit 10.19 to
                      Inc. and Safe Transportation Systems                     the Registrant's Form SB-2 filed with the SEC
                                                                               on February 14, 2002

10.20                 Business Advisory and Consulting Services Agreement      Provided herewith
                      dated as of March 19, 2002 between Tarshish Capital
                      Markets and Safe Transportation Systems, Inc.

99.1                  Pacific Traffic Education Centre Inc. Test Report        Incorporated by reference to Exhibit 12.1 to
                                                                               the Registrant's Form 10-KSB filed on April
                                                                               24, 2001

99.2                  Transportation Research Center Inc. Test Report          Incorporated by reference to Exhibit 12.2 to
                                                                               the Registrant's Form 10-KSB filed on April
                                                                               24, 2001

     (b)  Reports on Form 8-K.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SAFE TRANSPORTATION SYSTEMS, INC.

                                 By:/s/ Ian Pallett
                                    -----------------------------------------
                                 Name:  Ian Pallett
                                 Title: President and Chief Executive Officer


     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE               TITLE                                     DATE

/s/ Ian Pallett         President, Chief Executive Officer        May 9, 2002
----------------------   (Chief Accounting Officer) and Director
Ian Pallett


/s/ James B. Long       Executive Vice President and Director     May 9, 2002
----------------------
James B. Long


/s/ Lawrence J. Brady   Director                                  May 9, 2002
----------------------
Lawrence J. Brady