Form 10QSB
period 2002-03-31
SAFE TRANSPORTATION SYSTEMS INC
filed 2002-06-04
CIK 1089982

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(mark one)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         There were 19,670,269 shares of Common Stock outstanding as of May 31, 2002.

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements



                                               SAFE TRANSPORTATION SYSTEMS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------


                                                  CONDENSED FINANCIAL STATEMENTS

                                                                  MARCH 31, 2002

C O N T E N T S
                                                                        Page
--------------------------------------------------------------------------------


CONDENSED FINANCIAL STATEMENTS

         Balance Sheet                                                    4

         Statements of Operations                                         5

         Statements of Cash Flows                                         6

         Notes to Condensed Financial Statements                        7 - 10

SAFE TRANSPORTATION SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET (UNAUDITED)
MARCH 31, 2002

ASSETS
--------------------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT                                                                                       $         107,577

DEFERRED OFFERING COSTS                                                                                                 37,500

PREPAID CONSULTING FEES                                                                                                  5,000

PATENT PENDING COSTS                                                                                                    11,469

DEPOSITS                                                                                                                 2,500
--------------------------------------------------------------------------------------------------------------------------------

         TOTAL ASSETS                                                                                        $         164,046
--------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND DEFICIENCY IN ASSETS
--------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
     Bank overdraft                                                                                          $              30
     Accounts payable and accrued expenses                                                                             490,003
     Accrued payroll and payroll taxes                                                                                 492,097
     Loans payable - stockholders                                                                                       50,950
     Notes payable                                                                                                     314,912
--------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                                     1,347,992

CONVERTIBLE DEBENTURES                                                                                                 150,000
--------------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                                           1,497,992
------------------------------------------------------------------------------------ --------------------- ---------------------


DEFICIENCY IN ASSETS
     Preferred stock, no par value 5,000,000 shares authorized,
         no shares issued and outstanding                                                                                    -
     Common stock, $0.001 par value 50,000,000 shares authorized,
         19,170,269 shares issued and outstanding                                                                       19,670
     Additional paid-in capital                                                                                      8,027,328
     Accumulated other comprehensive expense                                                               (             6,794)
     Deficit accumulated during the development stage                                                      (         9,374,150)
------------------------------------------------------------------------------------ --------------------- ---------------------
       Total deficiency in assets                                                                          (         1,333,946)
------------------------------------------------------------------------------------ --------------------- ---------------------

         TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                                          $         164,046
------------------------------------------------------------------------------------ --------------------- ---------------------

                                                       See accompanying notes.


SAFE TRANSPORTATION SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------


                                                                         Three Months Ended March 31,              Inception
                                                                  -------------------------------------------   (July 8, 1998) to
                                                                          2002                  2001             March 31, 2002
----------------------------------------------------------------- --------------------- --------------------- ---------------------
REVENUES                                                            $            -        $            -        $            -
----------------------------------------------------------------- --------------------- --------------------- ---------------------

OPERATING EXPENSES
   Selling, general and administrative
     Non-cash compensation and services                                          -                     -             6,900,340
     Other selling, general and administrative                             241,130               367,877             2,176,679
   Research and development                                                      -                     -               336,790
----------------------------------------------------------------- --------------------- --------------------- ---------------------
       Total operating expenses                                            241,130               367,877             9,413,809

OTHER INCOME                                                                39,659                     -                39,659
----------------------------------------------------------------- --------------------- --------------------- ---------------------

NET LOSS                                                          ( $      201,471)     ( $      367,877)     ( $    9,374,150)
----------------------------------------------------------------- --------------------- --------------------- ---------------------

LOSS PER SHARE - BASIC AND DILUTED                                ( $         0.01)     ( $         0.02)
----------------------------------------------------------------- --------------------- --------------------- ---------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                           19,264,713            17,585,556
----------------------------------------------------------------- --------------------- --------------------- ---------------------



                                                       See accompanying notes.

SAFE TRANSPORTATION SYSTEMS, INC.
------------------------------------------------------------------------------------------------------------------------------------
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Three Months Ended March 31,              Inception
                                                                  -------------------------------------------   (July 8, 1998) to
                                                                          2002                  2001             March 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       ( $      201,471)     ( $      367,877)     ( $    9,374,150)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                          11,391                 5,762                77,929
     Loss on disposal of property and equipment                                  -                     -                62,449
     Issuance of stock for services                                              -                     -             5,728,690
     Issuance of stock options for services                                      -                     -             1,171,650
     Accrued interest on long-term debt                                          -                     -                47,100
     Changes in operating assets and liabilities:
       Inventory                                                                 -      (          2,210)                    -
       Prepaid consulting fees                                                   -                     -      (         30,000)
       Patent pending costs                                                      -                     -      (         11,469)
       Deposits                                                                  -                     -      (          2,500)
       Accounts payable and accrued expenses                               157,764               497,160               975,306
----------------------------------------------------------------- --------------------- --------------------- ---------------------
           Net cash provided by (used in) operating activities    (         32,316)              132,835      (      1,354,995)
----------------------------------------------------------------- --------------------- --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                            -      (        241,660)     (        198,955)
----------------------------------------------------------------- --------------------- --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                                               30                     -                    30
   Payment of deferred offering costs                                            -                     -      (         37,500)
   Proceeds from loans payable - stockholders                                    -                     -                52,950
   Payments on loans payable - stockholders                                      -                     -      (          2,000)
   Proceeds from notes payable                                              20,812                     -                92,812
   Proceeds from long-term debt                                                  -                     -               175,000
   Payment of loan costs                                                         -                     -      (         24,000)
   Proceeds from convertible debentures                                          -                     -               150,000
   Net advances from stockholders                                                -                23,450               194,261
   Proceeds from sale of stock, net                                              -                85,230               952,397
----------------------------------------------------------------- --------------------- --------------------- ---------------------
           Net cash provided by financing activities                        20,842               108,680             1,553,950
----------------------------------------------------------------- --------------------- --------------------- ---------------------

NET INCREASE (DECREASE) IN CASH                                   (         11,474)     (            145)                    -

CASH - BEGINNING OF PERIOD                                                  11,474                   725                     -
----------------------------------------------------------------- --------------------- --------------------- ---------------------

CASH - END OF PERIOD                                                $            -        $          580        $            -
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

                  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

                  The audited financial statements for the year ended December 31, 2001, which are included in the Company's Annual Report on Form 10-KSB, should be read in conjunction with these condensed financial statements.

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

                  NET INCOME (LOSS) PER SHARE

                  Basic income (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) using the weighted average number of common shares outstanding during the period. All common stock data has been restated to give effect to the recapitalization in December 2000. Outstanding stock options were not considered in the calculation of diluted loss per share for the three month periods ended March 31, 2002 and 2001 as their effect would have been anti-dilutive.

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

                  The Company has adopted these statements and they did not have a material impact on the financial statements.

                  In August 2001, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company believes that adopting this statement will not have a material impact on the financial statements.

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

--------------------------------------------------------------------------------
NOTE 3.       GOING CONCERN
--------------------------------------------------------------------------------

                  The Company has incurred significant operating losses and negative cash flows from operations since inception, has experienced severe liquidity problems and has negative working capital at March 31, 2002. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and positive cash flows from operations or obtaining debt or equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

--------------------------------------------------------------------------------
NOTE 3.       GOING CONCERN (CONTINUED)
--------------------------------------------------------------------------------

                  Management's plans in regard to this matter is to raise capital pursuant to an Equity Line of Credit Agreement (see
                  Note 4) and become profitable by marketing its accident control and anti-jackknife system in the United States and Europe.

--------------------------------------------------------------------------------
NOTE 4.       EQUITY LINE OF CREDIT
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
NOTE 5.       CAPITAL STOCK
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
NOTE 6.       SUBSCRIPTION AND DISTRIBUTION AGREEMENT
--------------------------------------------------------------------------------

                  In October 2001, the Company entered into a Subscription and Distribution Agreement which provides for, among other things, the Company to obtain a 50% common ownership interest and non-voting preferred shares in a newly formed United Kingdom Corporation ("Safe Europe") which will market the products developed by the Company in Europe and the Middle East. The Company accounts for this investment on the equity method of accounting. Pursuant to the agreement, Safe Europe raised capital through a private placement offering and redeemed a portion of the Company's preferred shares for $39,659. As the Company's investment in the preferred shares was zero, this amount is reflected as other income in the accompanying statement of operations. In addition, in accordance with the agreement, in April 2002, Europe repaid $202,100 of the Company's notes payable.

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


         RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002. During the three months ended March 31, 2002, Safe Transportation had no revenues from operations. It incurred selling, general and administrative expenses of $241,130 in the three months ended March 31, 2002 compared to $367,877 in the comparable period in the prior year. The decrease in selling, general and administrative expenses resulted principally from the reduction of non-cash compensation in the form of stock and options granted to directors, employees and consultants. The decrease in non-cash compensation was partially offset by an increase in payroll resulting primarily from the transition from a research and development company to a marketing and distribution company. Selling, general and administrative expenses for the three months ended March 31, 2002 consisted primarily of payroll and payroll taxes of $108,000, rent of $8,800, professional fees of $42,100, travel and marketing of $14,900, telephone of $7,850, depreciation and amortization of $11,308, interest of $37,900, public company expenses of $2,570 and miscellaneous expenses of $7,700. Selling, general and administrative expenses for the three months ended March 31, 2001 consists primarily of payroll and payroll taxes of $132,400, rent of $98,300, insurance of $23,000, professional fees of $28,400, marketing expenses of $10,300 and miscellaneous office expenses of $75,500. These operating expenses resulted in a net loss of $(201,471) or $(0.01) per share in the three months ended March 31, 2002 compared to a net loss of $(367,877) or $(0.02) per share in the comparable period in the prior year.


         LIQUIDITY AND SOURCES OF CASH

         Safe Transportation is dependent on external cash to fund its operations. It will need to raise capital to continue operations and to complete its transition from a research and development company to a marketing and distribution company. During this transition, Safe Transportation anticipates that its most significant operating expense will be sales, marketing, distribution, OEM integration and technical support expenses. As of March 31, 2002, Safe Transportation had no cash-on-hand.

         For the three months ended March 31, 2002, Safe Transportation had a net decrease in cash of $11,474. Net cash used in operating activities totaled $32,316, consisting primarily of a net loss of $201,471, which was partially offset by an increase in accounts payable and accrued expenses of $157,764 and amortization and depreciation of $11,391. Net cash provided by financing activities totaled $20,842, consisting primarily of notes payable of $20,812.

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

         In  April,  2002,  Safe  Transportation  satisfied  a note  payable  of
$175,000, plus interest. Originally, this note payable was due in monthly installments of principal and interest through December 15, 2001. Safe Transportation defaulted on the original terms of the note and, in October 2001, renegotiated the terms. The new terms provide for monthly interest payments at 12% per year through December 31, 2001 and 18% thereafter, with principal due in January 2003. In 2002, Safe Transportation assigned 50% of the preferred stock in Safe Europe and a promissory note in the amount of $202,100 it received from Safe Europe to the creditor in satisfaction of the notes payable.

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

         Safe Transportation has judgments against it for a total of $64,310.00, plus interest. These amounts are due and payable. Safe Transportation does not have enough cash-on-hand to satisfy these judgments. Excluding the judgments, Safe Transportation believes it has sufficient funds to finance its operations for the next three months. Thereafter, Safe Transportation will need additional capital to finance its operations and to satisfy the judgments. In order to raise such capital, Safe Transportation will need to raise additional capital from loans or the sale of securities, if available. Other than the Equity Line of Credit, Safe Transportation does not have any commitments to receive capital from any source.


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

         The Company has adopted these statements and they did not have a material impact on the financial statements.

         In August 2001, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. Safe Transportation believes that adopting this statement will not have a material impact on the financial statements.


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


         WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         We have historically lost money. In the three months ended March 31, 2002, we had a net loss of $(201,471) or $(0.01) per share. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.


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


         WE HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS
               ON MARCH 31, 2002 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES ON THAT DATE

         We had a working capital deficit of $1,347,992 at March 31, 2002, which means that our current liabilities exceeded our current assets on March 31, 2002 by $1,347,992. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2002 were not sufficient to satisfy all of our current liabilities on that date.


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

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

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

         In January 2002, Safe Transportation borrowed $20,812 from Cornell Capital Partners, L.P. These loans bear an interest rate of 12% per year and were due in March 2002. Safe Transportation is in default of these loans for failing to pay principal and interest when due. Our Executive Vice President, James B. Long, personally guaranteed the loan and pledged 4,250,000 shares of common stock as collateral to secure his guaranty obligations. Cornell Capital Partners had started selling the pledged shares in partial satisfaction of the indebtedness.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         In  April,  2002,  Safe  Transportation  satisfied  a note  payable  of
$175,000, plus interest. Originally, this note payable was due in monthly installments of principal and interest through December 15, 2001. Safe Transportation defaulted on the original terms of the note and, in October 2001, renegotiated the terms. The new terms provide for monthly interest payments at 12% per year through December 31, 2001 and 18% thereafter, with principal due in January 2003. In 2002, Safe Transportation assigned 50% of the preferred stock in Safe Europe and a promissory note in the amount of $202,100 it received from Safe Europe to the creditor in satisfaction of the notes payable.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------           -----------                                              --------
2.1                   Articles of Merger Between Safe Transportation           Incorporated by reference to Exhibit 2.1 to
                      Systems, Inc. and Sweets and Eats, Inc. dated December   the Registrant's Form 10-KSB filed on April
                      28, 2000                                                 24, 2001

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

10.3                  Agreement for the Exchange of Common Stock, dated        Incorporated by reference to Exhibit 8.2 to
                      December 18, 2000, between Safe Transportation, Inc.     the Registrant's Form 10-KSB filed on April
                      and Sweets and Eats, Inc.                                24, 2001

10.4                  Executive Employment Agreement, dated January 1, 2001,   Incorporated by reference to Exhibit 99.1 to
                      between Safe Transportation Systems, Inc. and Ian        the Registrant's Form 10-KSB filed on April
                      Pallet                                                   24, 2001




EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------           -----------                                              --------
10.5                  Executive Employment Agreement, dated January 1, 2001,   Incorporated by reference to Exhibit 99.2 to
                      between Safe Transportation Systems, Inc. and James B.   the Registrant's Form 10-KSB filed on April
                      Long                                                     24, 2001

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




EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------           -----------                                              --------
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

10.20                 Business Advisory and Consulting Services Agreement      Incorporated by reference to Exhibit 10.20 to
                      dated as of March 19, 2002 between Tarshish Capital      the Registrant's Form 10-KSB filed on May 9, 2002
                      Markets and Safe Transportation Systems, Inc.

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

June 3, 2002                    SAFE TRANSPORTATION SYSTEMS, INC.

                                By: /s/ Ian Pallett
                                    -----------------------------------------
                                Name:   Ian Pallett
                                Title:  President and Chief Executive Officer
                                        (Chief Accounting Officer)